Form 10-Q
period 1994-03-31
CABLE TV FUND 12-D LTD
filed 1994-05-13
CIK 789292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  March 31, 1994

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from _________________to_________________

                         Commission File Number 0-14206

                           Cable TV Fund 12-D, LTD.
                Exact name of registrant as specified in charter

Colorado                                                             84-1010423
State of organization                                     I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                     Address of principal executive office

                                 (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                   No
    ---                                                                     ---

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,           December 31,
                   ASSETS                                                              1994                  1993
                   ------                                                       ----------------      ----------------

CASH                                                                            $    9,776,986        $    1,962,657

RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $321,409 and $313,168
    at March 31, 1994 and December 31, 1993,
    respectively                                                                     2,522,537             2,954,487

  Affiliated entity                                                                    159,137               159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                           254,362,974           251,810,225
  Less- accumulated depreciation                                                  (122,097,178)         (117,498,465)
                                                                                --------------        --------------

                                                                                   132,265,796           134,311,760


  Franchise costs, net of accumulated amortization of
    $44,463,846 and $43,008,846 at March 31, 1994
    and December 31, 1993, respectively                                             22,084,797            23,539,797
  Subscriber lists, net of accumulated amortization of
    $32,651,039 and $32,420,504 at March 31, 1994
    and December 31, 1993, respectively                                                 92,267               322,802
  Cost in excess of interest in net assets purchased,
    net of accumulated amortization of $1,166,402 and
    $1,128,284 at March 31, 1994 and
    December 31, 1993, respectively                                                  4,890,026             4,928,144
                                                                                --------------        --------------

     Total investment in cable television
       properties                                                                  159,332,886           163,102,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                      1,463,570             1,491,768
                                                                                --------------        --------------

     Total assets                                                               $  173,255,116        $  169,670,552
                                                                                ==============        ==============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                           March 31,           December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1994                  1993
     -------------------------------------------                       ----------------      ----------------

LIABILITIES:
  Debt                                                                  $ 178,161,969        $  167,698,697
  Accounts payable-
    Trade                                                                     450,900               830,408
    General Partner                                                           184,615               188,430
  Other accrued liabilities                                                 2,636,831             6,003,390
  Subscriber prepayments                                                      802,264               679,136
                                                                        -------------        --------------

     Total liabilities                                                    182,236,579           175,400,061
                                                                        -------------        --------------


MINORITY INTEREST IN JOINT VENTURE                                         (2,452,706)           (1,657,343)
                                                                        -------------        --------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                         1,000                 1,000
    Accumulated deficit                                                    (1,088,821)           (1,064,255)
                                                                        -------------        --------------

                                                                           (1,087,821)           (1,063,255)
                                                                        -------------        --------------

  Limited Partners-
   Net contributed capital
      (237,339 units outstanding at March 31, 1994
      and December 31, 1993)                                              102,198,175           102,198,175
   Accumulated deficit                                                   (107,639,111)         (105,207,086)
                                                                        -------------        --------------

                                                                           (5,440,936)           (3,008,911)
                                                                        -------------        --------------

     Total liabilities and partners' capital (deficit)                  $ 173,255,116        $  169,670,552
                                                                        =============        ==============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                         ----------------------------------

                                                                              1994              1993
                                                                         --------------    --------------

REVENUES                                                                 $ 22,407,252       $ 21,939,143

COSTS AND EXPENSES:
  Operating, general and administrative expense                            13,358,800         12,602,500
  Management fees and allocated overhead
    from General Partner                                                    2,836,999          2,479,036
  Depreciation and amortization                                             6,427,107          6,592,515
                                                                         ------------       ------------

OPERATING INCOME (LOSS)                                                      (215,654)           265,092
                                                                         ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                         (3,021,342)        (2,999,110)
  Other, net                                                                  (14,958)          (343,608)
                                                                         ------------       ------------

     Total other income (expense), net                                     (3,036,300)        (3,342,718)
                                                                         ------------       ------------

CONSOLIDATED LOSS                                                          (3,251,954)        (3,077,626)

MINORITY INTEREST IN CONSOLIDATED LOSS                                        795,363            752,726
                                                                         ------------       ------------

NET LOSS                                                                 $ (2,456,591)      $ (2,324,900)
                                                                         ============       ============

ALLOCATION OF NET LOSS:
  General Partner                                                        $    (24,566)      $    (23,249)
                                                                         ============       ============

  Limited Partners                                                       $ (2,432,025)      $ (2,301,651)
                                                                         ============       ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                    $     (10.25)      $      (9.70)
                                                                         ============       ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                               237,339            237,339
                                                                         ============       ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                           -----------------------------------------

                                                                                1994                       1993
                                                                           ---------------            --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (2,456,591)             $ (2,324,900)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                           6,427,107                 6,592,515
      Minority interest in consolidated loss                                   (795,363)                 (752,726)
      Decrease in trade receivables                                             431,950                   145,403
      Increase in deposits, prepaid expenses and other assets                   (76,543)                  (35,251)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                               (3,622,939)               (4,557,742)
      Decrease in amount due General Partner                                     (3,815)                 (259,546)
                                                                           ------------               -----------

         Net cash used in operating activities                                  (96,194)               (1,192,247)
                                                                           ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                    (2,552,749)               (3,256,350)
                                                                           ------------               -----------

         Net cash used in investing activities                               (2,552,749)               (3,256,350)
                                                                           ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   10,590,754                 5,576,728
  Repayment of debt                                                            (127,482)                 (127,459)
                                                                           ------------               -----------

         Net cash provided by financing activities                           10,463,272                 5,449,269
                                                                           ------------               -----------

Increase in cash                                                              7,814,329                 1,000,672

Cash, beginning of period                                                     1,962,657                 1,368,051
                                                                           ------------               -----------

Cash, end of period                                                        $  9,776,986               $ 2,368,723
                                                                           ============               ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $  4,950,482               $ 5,040,623
                                                                           ============               ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D (the "Partnership") at March 31, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1994 and March 31, 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture"), including the cable television systems serving Palmdale, California, Albuquerque, New Mexico and Tampa, Florida, reduced by the approximate 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1994 and 1993 were $1,120,363 and $1,096,957, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended March 31, 1994 and 1993 were $1,716,636 and $1,382,079, respectively.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


     Capital expenditures for the Venture totalled approximately $2,553,000 during the first quarter of 1994. These capital additions were funded primarily by borrowings from the Venture's credit facility. Service drops to homes accounted for approximately 43 percent of the first quarter capital expenditures. Approximately 15 percent of these expenditures was for the upgrade of cable television plant. The remaining expenditures related to various system enhancements in all the Venture's systems. Expected capital expenditures for the remainder of 1994 are approximately $23,223,000. The upgrade of cable television plant in the Albuquerque system is expected to
account for approximately 34 percent of the capital additions.   Service drops
to homes are anticipated to account for approximately 21 percent of the expected expenditures. The purchase of land by the Albuquerque system is expected to account for approximately 9 percent of the capital additions. The remainder of the expenditures related to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if available, borrowings from the Venture's credit facility.

     During the first quarter of 1992, the Venture renegotiated its debt arrangements, which increased the maximum amount of debt available at that time, to $183,000,000. Such new debt arrangements consisted of $93,000,000 of Senior Notes placed with a group of institutional lenders and a renegotiated $90,000,000 revolving credit agreement with a group of commercial bank lenders.

     The Senior Notes have a fixed interest rate of 8.64 percent and a maturity date of March 31, 2000. The Senior Notes call for only interest payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if they are paid prior to maturity. The make-whole premium protects the lenders in the event that the funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

     The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then-outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which begin June 30, 1994 with a final payment due on March 31, 2000. The General Partner is currently negotiating to extend the revolving credit period. The regulatory matters discussed below may adversely effect the General Partner's ability to renegotiate this matter. If the renegotiation of the credit facility is not completed, the Venture will have to rely on cash on hand, cash generated from operations and, in its discretion, advances from the General Partner to fund principal payments and capital expenditures. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. An annual commitment fee of .5 percent is required on the unused portion of the facility. The effective interest rates on amounts outstanding on the Venture's revolving credit facility as of March 31, 1994 and 1993 were 5.0 percent and
5.12 percent respectively.

     Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The Venture had cash of $9,776,986 at March 31, 1994. The Venture borrowed funds from its credit facility to provide liquidity during renegotiation of its credit facility.

     Subject to the regulatory matters discussed below and assuming successful renegotiation of its credit facility, the Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

Regulatory Matters

     Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993.

     Based on the General Partner's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease is not as severe as originally anticipated. On February 22, 1994, the FCC announced a further rulemaking which could reduce rates further. The new rate regulations, which were released in March 1994, will be effective on May 15, 1994. However, the rules provide for a deferral of refund liability for 60 days under certain conditions, effectively making the rules effective on July 14, 1994. The new rate regulations will likely require further reductions in rates in most of the Venture's systems. The General Partner has not yet been able to quantify the impact of the new rate regulations, but it believes that the new rate regulations will have a negative effect on revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

     The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations") which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

     The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Venture no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

     There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court and a decision is expected in the next several months. Appeals have been filed in the Federal appellate court challenging the validity of the FCC's retransmission consent rules.

                             RESULTS OF OPERATIONS

     Revenue in the Venture's systems increased $468,109, or approximately 2 percent, from $21,939,143 during the first quarter of 1993 to $22,407,252 during the first quarter of 1994. The increase in revenue was primarily due to an increase in basic subscribers of 9,033, or approximately 4 percent, from 208,203 at March 31, 1993 to 217,235 at March 31, 1994. The increase in revenue was also due to an increase in pay units of 11,671, or approximately 8 percent, from 148,673 at March 31, 1993 to 160,344 at March 31, 1994. The increase in revenue was partially due to an increase in ad sales of $217,710, or approximately 19 percent, from $1,141,694 at March 31, 1993 to $1,359,404 at March 31, 1994. Revenue increases due to expansion of the subscriber base and an increase in ad sales revenue were offset in part by reductions in basic rates as mandated by the FCC in May 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. No other single factor significantly affected the increase in revenue.

     Operating, general and administrative expenses in the Venture's systems increased $756,300, or approximately 6 percent, from $12,602,500 for the first quarter of 1993 to $13,358,800 for the first quarter of 1994. Operating, general and administrative expenses represented 57 percent of revenues for the first quarter of 1993 compared to 60 percent for the similar period of 1994. Programming fees accounted for approximately 48 percent of the ncrease in expense. Approximately 27 percent of the increase was due to plant related costs. Management fees and allocated overhead from the General Partner increased $357,963, or approximately 14 percent, from $2,479,036 for the first three months of 1993 to $2,836,999 for the comparable 1994 period. This increase is due primarily to an increase in allocated expenses from the General Partner. Depreciation and amortization expenses decreased $165,408, or approximately 3 percent, from $6,592,515 for the first quarter of 1993 to $6,427,107 for the first quarter of 1994, due to maturation of the Venture's asset base.

     The Venture recorded an operating loss of $215,654 for the first quarter of 1994, compared to operating income of $265,092 for the similar period in 1993. This change is a result of the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner, exceeding the increase in revenues and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $646,154, or approximately 9 percent, from $6,857,607 for the three months ended March 31, 1993 to $6,211,453 for the similar period in 1994. This decrease is due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partners exceeding the increase in revenues.

     Interest expense increased $22,232, or approximately 1 percent, from $2,999,110 at March 31, 1993 to $3,021,342 at March 31, 1994. This increase is due primarily to higher balances on interest bearing obligations. The Venture recorded other expense of $14,958 during the first quarter of 1994 compared to $343,608 for the similar period in 1993. This decrease was due primarily to legal expenses incurred in 1993 for the Sunbelt litigation, which was settled in February 1993 and paid in March 1993.

     Net loss increased $131,691, or approximately 6 percent, from $2,324,900 to $2,456,591 for the three months ending March 31, 1993 and 1994, respectively, due to the factors discussed above. These losses are expected to continue in the future.

                          PART II - OTHER INFORMATION


NONE

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CABLE TV FUND 12-D
                                             BY:  JONES INTERCABLE, INC.
                                                  General Partner



                                             By:  /s/ KEVIN P. COYLE
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)



Dated:  May 13, 1994