Form 10-Q
period 1994-06-30
CABLE TV FUND 12-D LTD
filed 1994-08-10
CIK 789292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________

                         Commission File Number 0-14206

                           Cable TV Fund 12-D, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010423
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
    -----                                                               -----

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,                December 31,
                                                                                          1994                      1993
                                                                                      -------------            -------------
                      ASSETS
                      ------

CASH                                                                                  $   8,806,667            $   1,962,657

RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $357,337 and $265,542
    at June 30, 1994 and December 31, 1993,
    respectively                                                                          2,909,628                2,954,487
  Affiliated entity                                                                         159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                259,640,265              251,810,225
  Less- accumulated depreciation                                                       (126,587,178)            (117,498,465)
                                                                                      -------------            -------------

                                                                                        133,053,087              134,311,760

  Franchise costs, net of accumulated amortization
    of $45,918,847 and $43,008,846 at June 30, 1994
    and December 31, 1993, respectively                                                  20,629,796               23,539,797
  Subscriber lists, net of accumulated amortization
    of $32,743,306 and $32,420,504 at June 30, 1994
    and December 31, 1993, respectively                                                        -                     322,802
  Cost in excess of interest in net assets purchased,
    net of accumulated amortization of $1,204,520 and
    $1,128,284 at June 30, 1994 and December 31, 1993,
    respectively                                                                          4,851,908                4,928,144
                                                                                      -------------            -------------

          Total investment in cable
           television properties                                                        158,534,791              163,102,503

DEPOSITS, PREPAID EXPENSES AND DEFFERRED ASSETS                                           1,244,217                1,491,768
                                                                                      -------------            -------------

          Total assets                                                                $ 171,654,440            $ 169,670,552
                                                                                      =============            =============


   The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS




                                                     June 30,        December 31,
                                                       1994              1993
                                                  -------------     --------------
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------

LIABILITIES:
  Debt                                            $  177,374,993     $ 167,698,697
  Accounts payable-
    Trade                                                501,367           830,408
    General Partner                                         -              188,430
  Accrued liabilities                                  5,076,313         6,003,390
  Subscriber prepayments                                 778,824           679,136
                                                   -------------     -------------

         Total liabilities                           183,731,497       175,400,061
                                                   -------------     -------------

MINORITY INTEREST IN JOINT VENTURE                    (3,209,786)       (1,657,343)
                                                   -------------     -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                    1,000             1,000
    Accumulated deficit                               (1,112,206)       (1,064,255)
                                                   -------------     -------------

                                                      (1,111,206)       (1,063,255)
                                                   -------------     -------------

  Limited Partners-
    Net contributed capital
      (237,339 units outstanding at
      June 30, 1994 and December 31, 1993)           102,198,175       102,198,175

    Accumulated deficit                             (109,954,240)     (105,207,086)
                                                  --------------     -------------

                                                      (7,756,065)       (3,008,911)
                                                  --------------     -------------

         Total liabilities and partners'
          capital (deficit)                       $  171,654,440     $ 169,670,552
                                                  ==============     =============

   The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the Three Months Ended        For the Six Months Ended
                                          June 30,                         June 30,
                                 --------------------------      ---------------------------

                                    1994           1993             1994           1993
                                 -----------    -----------      -----------    ------------
REVENUES                         $23,239,439    $22,658,790      $45,646,691    $ 44,597,933

COSTS AND EXPENSES:
  Operating, general and
    administrative expense        13,998,347     12,897,982       27,357,147      25,500,482
  Management fees and
    allocated overhead
    from General Partner           2,859,308      2,573,009        5,696,307       5,052,045
  Depreciation and
    amortization                   6,106,215      6,242,395       12,533,322      12,834,910
                                 -----------    -----------      -----------    ------------

OPERATING INCOME                     275,569        945,404           59,915       1,210,496
                                 -----------    -----------      -----------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                (3,294,996)    (3,004,966)      (6,316,338)     (6,004,076)
  Other, net                         (76,167)      (198,259)         (91,125)       (541,867)
                                 -----------    -----------      -----------    ------------

     Total other income
       (expense), net             (3,371,163)    (3,203,225)      (6,407,463)     (6,545,943)
                                 -----------    -----------      -----------    ------------

CONSOLIDATED LOSS                 (3,095,594)    (2,257,821)      (6,347,548)     (5,335,447)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                  757,080        552,218        1,552,443       1,304,944
                                 -----------    -----------      -----------    ------------

NET LOSS                         $(2,338,514)   $(1,705,603)     $(4,795,105)   $ (4,030,503)
                                 ===========    ===========      ===========    ============

ALLOCATION OF NET LOSS:
  General Partner                $   (23,385)   $   (17,056)     $   (47,951)   $    (40,305)
                                 ===========    ===========      ===========    ============

  Limited Partners               $(2,315,129)   $(1,688,547)     $(4,747,154)   $ (3,990,198)
                                 ===========    ===========      ===========    ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT               $     (9.75)   $     (7.11)     $    (20.00)   $     (16.81)
                                 ===========    ===========      ===========    ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                  237,339        237,339          237,339         237,339
                                 ===========    ===========      ===========    ============


   The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   For the Six Months Ended
                                                                            June 30,
                                                               -------------------------------

                                                                   1994                1993
                                                               ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (4,795,105)       $(4,030,503)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                              12,533,322         12,834,910
      Minority interest in consolidated net loss                 (1,552,443)        (1,304,944)
      Decrease in trade receivables                                  44,859             17,262
      Decrease in deposits, prepaid expenses
        and other assets                                            111,981             62,447
      Decrease in amount due General Partner                       (188,430)          (511,646)
      Decrease in accounts payable, accrued liabilities
         and subscriber prepayments                              (1,156,430)        (3,355,329)
                                                               ------------        -----------

     Net cash provided by operating activities                    4,997,754          3,712,197
                                                               ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                        (7,830,040)        (6,749,681)
  Proceeds from the sale of cable
    television system                                                  -                 -
                                                               ------------        -----------

     Net cash used in investing activities                       (7,830,040)         6,749,681
                                                               ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       10,690,716          5,664,708
  Repayment of debt                                              (1,014,420)        (2,134,843)
                                                               ------------        -----------

     Net cash provided by financing activies                      9,676,296          3,529,865
                                                               ------------        -----------

Increase in cash                                                  6,844,010            492,381

Cash, beginning of period                                         1,962,657          1,368,051
                                                               ------------        -----------

Cash, end of period                                            $  8,806,667        $ 1,860,432
                                                               ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $  6,161,378        $ 6,032,676
                                                               ============        ===========


   The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D (the "Partnership") at June 30, 1994 and
December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and June 30, 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") including the cable television systems serving Palmdale, California, Albuquerque, New Mexico and Tampa, Florida reduced by the approximate 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $1,161,972 and $2,282,335, respectively, as compared to $1,132,939 and $2,229,897, respectively, for the similar 1993 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended
June 30, 1994 were $1,697,336 and $3,413,972, respectively, as compared to $1,440,070 and $2,822,148, respectively, for the similar 1993 periods.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

     Capital expenditures for the Venture totalled approximately $7,830,000 during the first six months of 1994. These capital additions were funded by cash generated from operations and borrowings from the Venture's credit facility. Service drops to homes accounted for approximately 34 percent of the expenditures for the first six months. Approximately 18 percent of these expenditures were for the upgrade of cable television plant. The remaining expenditures related to various system enhancements in all the Venture's systems. Expected capital expenditures for the remainder of 1994 are approximately $18,000,000. The upgrade of cable television plant in the Albuquerque system is expected to account for approximately 38 percent of the capital additions. Service drops to homes are anticipated to account for approximately 18 percent of the expected expenditures. The remainder of the expenditures is for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if available, borrowings from the Venture's credit facility.

     During the first quarter of 1992, the Venture renegotiated its debt arrangements, which increased the maximum amount of debt available at that time to $183,000,000. Such debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a renegotiated $90,000,000 revolving credit agreement with a group of commercial bank lenders.

     The Senior Notes have a fixed interest rate of 8.64 percent and a maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a penalty for prepayment of the notes prior to maturity. The make-whole premium protects the lenders in the event that the funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

     The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then-outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994 with a final payment due on March 31, 2000. The Venture repaid $758,700 of this loan in the second quarter. The General Partner is currently negotiating to extend the revolving credit period.
The regulatory matters discussed below may adversely effect the General Partner's ability to renegotiate this matter. If the renegotiation of the credit facility is not completed, the Venture will have to rely on cash on hand, cash generated from operations and advances from the General Partner, in its discretion, to fund principal payments and capital expenditures. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of June 30, 1994 and 1993 were 6.1 percent and 5.10 percent respectively.

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

Regulation and Legislation

     Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

     In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

     On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

     On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

     The Venture has elected to file cost-of-service showings in all of its systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization.

     The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

     The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Partnership no television stations withheld their consent to retransmission of their signal. Certain other broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

     There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

     Revenues in the Venture's systems increased $580,649, or approximately 3 percent, from $22,658,790 for the three months ended June 30, 1993 to $23,239,439 for the second quarter of 1994. For the six month periods ended June 30, revenues increased $1,048,758 , or approximately 2 percent, from $44,597,933 in 1993 to $45,646,691 in 1994. The increases in revenue were primarily due to increases in basic subscribers. The Venture had an increase of basic subscribers of 10,929, or approximately 5 percent, from 208,474 at June 30, 1993 to 219,403 at June 30, 1994. The increases in revenue were also due to an increase in pay units of 8,219, or approximately 5 percent, from 150,960 at June 30, 1993 to 159,179 at June 30, 1994. The increases in revenues were partially due to an increase in ad sales revenue.The increases in revenues would have been greater but for the reduction in basic rates as mandated by the FCC in May 1993. No other single factor significantly affected the increase in revenue.

     Operating, general and administrative expense in the Venture's systems increased $1,100,365, or approximately 9 percent, from $12,897,982 for the three months ended June 30, 1993 to $13,998,347 for the second quarter of 1994. For the six month periods, operating, general and administrative expense increased $1,856,665, or approximately 7 percent, from $25,500,482 for the six months ended June 30, 1993 to $27,357,147 for the similar 1994 period. Operating, general and administrative expense represented 60 percent of revenue for the three and six month periods ended June 30, 1994, compared to 57 percent for the three and six month periods ended June 30, 1993. Increases in programming costs accounted for approximately 60 percent and 50 percent, respectively, of the three and six month increases. No other individual factor contributed significantly to the increases in operating, general and administrative expense. Management fees and allocated overhead from the General Partner increased $286,299, or approximately 11 percent, from $2,573,008 for the three month ended June 30, 1993 to $2,859,309 for the similar period in 1994. For the six month period, management fees and allocated overhead from the General Partner increased $644,262, or approximately 13 percent, from $25,500,482 for the six months ended June
30, 1993 to $27,357,147 for the similar period in 1994.   These increases
are due to the increase in revenues, upon which such fees and allocations are based and an increase in expense allocated from the General Partner. The General Partner has experienced increases in expenses including personnel costs and reregulation costs.

     Depreciation and amortization expense decreased $136,180, or approximately 2 percent, from $6,242,395 for the second quarter of 1993 to $6,106,215 for the second quarter of 1994. For the six month periods, depreciation and amortization expense decreased $301,588 or approximately 2 percent, from $12,834,910 for the first six months of 1993 to $12,533,322
for the similar period in 1994.   These decreases are due primarily to
maturation of the Venture's intangible asset base.

     The Venture recorded operating income of $275,568 and $59,915, respectively, for the three and six month periods ended June 30, 1994, compared to operating income of $945,404 and $1,210,496, respectively, for the three and six months periods ended June 30, 1993. This change is the result of the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues and the decreases in depreciation and amortization expense. Operating income before depreciation and amortization decreased $806,015, or approximately 11 percent, from $7,187,799 for the three months ended June 30, 1993 to $6,381,784 in 1994.
For the six month periods, operating income before depreciation and amortization decreased $1,452,169, or approximately 10 percent, from $14,045,406 for the six months ended June 30, 1993 to $12,593,237 in 1994.
These decreases are due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increases in revenue. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition), that exceed increases in revenue. The
General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

     For the three month periods ended June 30, 1994 and 1993, interest expense increased $290,030, or approximately 10 percent, from $3,004,966, to $3,294,996 due primarily to higher interest rates and higher outstanding balances on interest-bearing obligations. For the six month periods, interest expense increased $312,262, or approximately 5 percent, from $6,004,076 to $6,316,338, due to higher interest rates and higher outstanding balances on interest bearing obligations. The Venture incurred other expense of $76,167 and $91,125, respectively, for the three and six months ended June 30, 1994, compared to $198,259 and $541,867,
respectively, for 1993.   This decrease was due primarily to litigation-
related legal costs incurred for a matter that was settled in February
1993.

     The Venture's consolidated loss increased $837,773, or approximately 37 percent, from 2,257,821 for the three months ended June 30, 1993 to $3,095,594 in 1994. For the six month periods, net loss increased $1,012,101, or approximately 19 percent, from $5,335,447 in 1993 to
$6,347,548 in 1994.   Such losses are expected to continue in the future.

                          PART II - OTHER INFORMATION

     None.

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



Dated:  August 10, 1994