Form 10-Q
period 1994-09-30
CABLE TV FUND 12-D LTD
filed 1994-11-10
CIK 789292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)
  (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 1994

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

                                 (303) 792-3111
                     -------------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                                        No
   ----------                                                      ----------

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,           December 31,
                 ASSETS                                                       1994                    1993
                 ------                                                  --------------          --------------
CASH                                                                     $    4,702,005          $    1,962,657
RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $383,691 and $265,542
    at September 30, 1994 and December 31, 1993,
    respectively                                                              3,462,054               2,954,487
  Affiliated entity                                                             159,137                 159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    266,477,537             251,810,225
  Less-accumulated depreciation                                            (131,044,815)           (117,498,465)
                                                                         --------------          --------------

                                                                            135,432,722             134,311,760

  Franchise costs, net of accumulated amortization of
    $47,373,848 and $43,008,846 at September 30, 1994
    and December 31, 1993, respectively                                      19,674,795              23,539,797
  Subscriber lists, net of accumulated amortization of
    $32,743,306 and $32,420,504 at September 30, 1994
    and December 31, 1993, respectively                                           -                     322,802
  Cost in excess of interest in net assets purchased,
    net of accumulated amortization of $1,242,638 and
    $1,128,284 at September 30, 1994 and
    December 31, 1993, respectively                                           4,813,790               4,928,144
                                                                         --------------          --------------

         Total investment in cable television
           properties                                                       159,921,307             163,102,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               1,855,813               1,491,768
                                                                         --------------          --------------

         Total assets                                                    $  170,100,316          $  169,670,552
                                                                         ==============          ==============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,          December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1994                  1993
         -------------------------------------------                       -------------         --------------

LIABILITIES:
  Debt                                                                     $ 179,845,761         $  167,698,697
  Accounts payable-
    Trade                                                                        929,508                830,408
    General Partner                                                                -                    188,430
  Other accrued liabilities                                                    3,568,341              6,003,390
  Subscriber prepayments                                                         674,283                679,136
                                                                           -------------         --------------

         Total liabilities                                                   185,017,893            175,400,061
                                                                           -------------         --------------

MINORITY INTEREST IN JOINT VENTURE                                            (3,904,563)            (1,657,343)
                                                                           -------------         --------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000                  1,000
    Accumulated deficit                                                       (1,133,663)            (1,064,255)
                                                                           -------------         --------------

                                                                              (1,132,663)            (1,063,255)
                                                                           -------------         --------------

  Limited Partners-
    Net contributed capital
      (237,339 units outstanding at September 30, 1994
      and December 31, 1993)                                                 102,198,175            102,198,175
    Accumulated deficit                                                     (112,078,526)          (105,207,086)
                                                                           -------------         --------------

                                                                              (9,880,351)            (3,008,911)
                                                                           -------------         --------------
         Total liabilities and partners' capital (deficit)                 $ 170,100,316         $  169,670,552
                                                                           =============         ==============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three Months Ended              For the Nine Months Ended
                                                   September 30,                           September 30,
                                          -------------------------------         -------------------------------
                                               1994             1993                   1994             1993
                                          -------------    --------------         --------------    -------------
REVENUES                                  $  23,044,158    $   22,258,841         $   68,690,849    $  66,856,774

COSTS AND EXPENSES:
  Operating, general and
    administrative expense                   13,917,034        13,183,160             41,274,181       38,683,642
  Management fees and
    allocated overhead
    from General Partner                      2,716,895         2,586,639              8,413,202        7,638,684
    Depreciation and amortization             5,955,556         6,296,713             18,488,878       19,131,623
                                          -------------    --------------         --------------    -------------

OPERATING INCOME                                454,673           192,329                514,588        1,402,825
                                          -------------    --------------         --------------    -------------

OTHER INCOME (EXPENSE):
  Interest expense                           (3,364,650)       (3,001,313)            (9,680,988)      (9,005,389)
  Other, net                                     69,457            28,321                (21,668)        (513,546)
                                          -------------    --------------         --------------    -------------

         Total other income
           (expense), net                    (3,295,193)       (2,972,992)            (9,702,656)      (9,518,935)
                                          -------------    --------------         --------------    -------------

CONSOLIDATED LOSS                            (2,840,520)       (2,780,663)            (9,188,068)      (8,116,110)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                             694,777           680,094              2,247,220        1,985,038
                                          -------------    --------------         --------------    -------------

NET LOSS                                  $  (2,145,743)   $   (2,100,569)        $   (6,940,848)   $  (6,131,072)
                                          =============    ==============         ==============    =============

ALLOCATION OF NET LOSS:
  General Partner                         $     (21,457)   $      (21,006)        $      (69,408)   $     (61,311)
                                          =============    ==============         ==============    =============

  Limited Partners                        $  (2,124,286)      $(2,079,563)        $   (6,871,440)   $  (6,069,761)
                                          =============    ==============         ==============    =============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                        $       (8.95)   $        (8.76)        $       (28.95)   $      (25.57)
                                          =============    ==============         ==============    =============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                             237,339           237,339                237,339          237,339
                                          =============    ==============         ==============    =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                        ---------------------------------------

                                                                            1994                      1993
                                                                        -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $  (6,940,848)            $  (6,131,072)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                        18,488,878                19,131,623
      Minority interest in consolidated loss                               (2,247,220)               (1,985,038)
      Increase in trade receivables                                          (507,567)                 (510,681)
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                     (504,415)                   76,060
      Decrease in amount due General Partner                                 (188,430)                 (511,646)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                             (2,340,802)               (4,685,319)
                                                                        -------------             -------------

         Net cash provided by operating activities                          5,759,596                 5,383,927
                                                                        -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 (14,667,312)              (11,575,421)
  Franchise costs                                                            (500,000)                    -
                                                                        -------------             -------------

         Net cash used in investing activities                            (15,167,312)              (11,575,421)
                                                                        -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 13,290,716                 9,957,562
  Repayment of debt                                                        (1,143,652)               (3,673,737)
                                                                        -------------             -------------

         Net cash provided by financing activities                         12,147,064                 6,283,825
                                                                        -------------             -------------

Increase in cash                                                            2,739,348                    92,331

Cash, beginning of period                                                   1,962,657                 1,368,051
                                                                        -------------             -------------

Cash, end of period                                                     $   4,702,005             $   1,460,382
                                                                        =============             =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $  11,668,361             $  11,060,214
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

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and September 30, 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1994 were $1,152,207 and $3,434,542, respectively, as compared to $1,112,942 and $3,342,839, respectively, for the similar 1993 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based on revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the General Partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 were $1,564,687 and $4,978,659, respectively, as compared to $1,473,697 and $4,295,845, respectively, for the similar 1993 periods.

                               CABLE TV FUND 12-D
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         Capital expenditures for the Venture totalled approximately $14,670,000 during the first nine months of 1994. These capital additions were funded by cash generated from operations and by borrowings from the Venture's revolving credit facility. Approximately 30 percent of these expenditures were for the construction of service drops to subscribers homes. The remainder of the expenditures were for various enhancements in each of the Venture's cable television systems. Anticipated capital expenditures for the remainder of 1994 are approximately $6,100,000. Cable television plant extensions are expected to account for approximately 30 percent of these expenditures. Service drops to homes are expected to account for 12 percent of the expenditures. The remainder of the expenditures are for various system enhancements in all the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings from the Venture's newly amended revolving credit facility. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the adoption of the 1992 Cable Act and the Partnership's liquidity position.

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

         The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then-outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994. The Venture repaid $758,700 of this loan in the second quarter. In September 1994, however, the General Partner completed negotiations to extend the revolving credit period and revised the commitment to $87,000,000. The balance outstanding at September 30, 1994 was $86,141,300. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to
1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of September 30, 1994 and 1993 were 6.44 percent and 4.97 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

         Subject to Regulation and Legislation as discussed below, and assuming successful renegotiation of its credit facility, the Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

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

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The Partnership undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Venture should elect to file cost-of-service showings in all of its systems. The General Partner anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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

                             RESULTS OF OPERATIONS

         Revenues in the Venture's operating systems increased $785,317, or approximately 4 percent, from $22,258,841 in 1993 to $23,044,158 for the three months ended September 30, 1994. For the nine month periods ended September 30, revenues increased $1,834,075, or approximately 3 percent, from $66,856,774 in 1993 to $68,690,849 in 1994. The increases in revenue were primarily due to increases in basic subscribers. The Venture had an increase of basic subscribers of 13,620, or approximately 7 percent, from 209,197 at September 30, 1993 to 222,817 at September 30, 1994. The increases in revenues were also partially due to an increase in ad sales revenues. No other single factor significantly affected the increases in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993.

         Operating, general and administrative expenses in the Venture's operating systems increased $733,874, or approximately 6 percent, from $13,183,160 in 1993 to $13,917,034 for the three months ended September 30, 1994. For the nine month periods, operating, general and administrative expenses increased $2,590,539, or approximately 7 percent, from $38,683,642 in 1993 to $41,274,181 in 1994. Operating, general and administrative expenses represented 60 percent of revenue for the three and nine month periods ended September 30, 1994, compared to 59 percent and 58 percent, respectively for the three and nine month periods ended September 30, 1993. Increases in subscriber related costs accounted for approximately 39 percent and 30 percent, respectively of the three and nine month increases in operating, general and administrative expenses. Increases in marketing costs accounted for 31 percent and 19 percent, respectively of the three and nine month increases. No other individual factor contributed significantly to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $130,256 or approximately 5 percent, from $2,586,639 for the three months ended September 30, 1993 to $2,716,895 for the comparable 1994 period. For the nine months ended September 30, 1994 management fees and allocated overhead from the General Partner increased $774,518, or approximately 10 percent, from $7,638,684 to $8,413,202. These increases are primarily due to the increases in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs. Depreciation and amortization expense decreased $341,157, or approximately 5 percent, from $6,296,713 to $5,955,556 for the three month periods and $642,745, or approximately 3 percent, from $19,131,623 to $18,488,878 for the nine month periods. These decreases are due primarily to the maturation of the Venture's intangible asset base.

         The Venture recorded operating income of $454,673 and $514,588, respectively, for the three and nine month periods ended September 30, 1994, compared to operating income of $192,329 and $1,402,825, respectively, for the three and nine month periods ended September 30, 1993. This change is the result of the increases in revenues and the decreases in depreciation and amortization expenses exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $78,813, or approximately 1 percent, from $6,489,042 for the three months ended September 30, 1993 to $6,410,229 in 1994. This increase is due to the increases in revenue exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner. For the nine month periods, operating income before depreciation and amortization decreased $1,530,982 or approximately 7 percent, from $20,534,448 for the nine months ended September 30, 1993 to $19,003,466 in 1994. This decrease is due to the increase in operating, general and administrative expense exceeding the increase in revenue.

         For the three month periods ended September 30, 1994 and 1993, interest expense increased $363,337, or approximately 12 percent, from $3,001,313 to $3,364,650, for the nine month periods ended September 30, 1994 and 1993, interest expense increased $675,599, or approximately 8 percent, from $9,005,389 to $9,680,988. The increases were due primarily to higher interest rates on interest-bearing obligations.

         The Venture's net loss increased $59,857, or approximately 2 percent, from $2,780,663 to $2,840,520 between the three month periods and $1,071,958, or approximately 13 percent, from $8,116,110 to $9,188,068 between the nine month periods due primarily to the factors discussed above. Such losses are expected to continue in the future.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        a)   Exhibits

             27) Financial Data Schedule

        b)   Reports on Form 8-K

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

                                        CABLE TV FUND 12-D
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By:/S/ Kevin P. Coyle
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)



Dated:  November 10, 1994