Form 10-Q
period 1995-03-31
CABLE TV FUND 12-D LTD
filed 1995-05-12
CIK 789292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 1995

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _____________ to
______________

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

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
    -----------------------------------------------------------------------
                     Address of principal executive office

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

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                March 31,              December 31,
                   ASSETS                                                         1995                     1994
                   ------                                                     ------------             ------------
CASH AND CASH EQUIVALENTS                                                     $  4,802,132             $  4,391,602

RECEIVABLES:
 Trade receivables, less allowance for doubtful receivables of $346,454
   and $339,139 at March 31, 1995 and December 31, 1994, respectively            3,199,720                3,807,271
 Affiliated entity                                                                 159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                        277,272,369              272,998,315
 Less- accumulated depreciation                                               (140,821,839)            (135,711,082)
                                                                              ------------             ------------

                                                                               136,450,530              137,287,233
 Franchise costs, net of accumulated amortization of $50,325,512 and
   $48,828,848 at March 31, 1995 and December 31, 1994, respectively            16,723,131               18,219,795
 Cost in excess of interests in net assets purchased, net of accumulated amortization of $1,318,874 and $1,280,756 at March 31, 1995 and
   December 31, 1994, respectively                                               4,737,554                4,775,672
                                                                              ------------             ------------

      Total investment in cable television properties                          157,911,215              160,282,700

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  1,875,731                2,035,204
                                                                              ------------             ------------

      Total assets                                                            $167,947,935             $170,675,914
                                                                              ============             ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                        March 31,             December 31,
          LIABILITIES AND PARTNERS' DEFICIT                               1995                    1993
          ---------------------------------                           ------------            ------------
LIABILITIES:
 Debt                                                                 $180,752,790            $180,402,748
 Accounts payable-
   Trade                                                                   259,732                 491,846
   General Partner                                                       4,574,572                 616,810
 Accrued liabilities                                                     3,972,136               7,125,482
 Subscriber prepayments                                                    573,989                 644,779
                                                                      ------------            ------------

          Total liabilities                                            190,133,219             189,281,665
                                                                      ------------            ------------

MINORITY INTEREST IN JOINT VENTURE                                      (5,681,810)             (4,806,614)
                                                                      ------------            ------------

PARTNERS' DEFICIT:
 General Partner-
   Contributed capital                                                       1,000                   1,000
   Accumulated deficit                                                  (1,188,568)             (1,161,525)
                                                                      ------------            ------------

                                                                        (1,187,568)             (1,160,525)
                                                                      ------------            ------------

 Limited Partners-
   Net contributed capital (237,339 units outstanding
     at March 31, 1995 and December 31, 1994)                          102,198,175             102,198,175
   Accumulated deficit                                                (117,514,081)           (114,836,787)
                                                                      ------------            ------------

                                                                       (15,315,906)            (12,638,612)
                                                                      ------------            ------------

          Total liabilities and partners' deficit                     $167,947,935            $170,675,914
                                                                      ============            ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  1995               1994
                                                                              -----------        -----------
REVENUES                                                                      $24,158,092        $22,407,252

COSTS AND EXPENSES:
 Operating expenses                                                            14,088,828         13,358,800
 Management fees and allocated overhead
   from Jones Intercable, Inc.                                                  3,033,059          2,836,999
 Depreciation and amortization                                                  6,683,999          6,427,107
                                                                              -----------        -----------

OPERATING INCOME (LOSS)                                                           352,206           (215,654)
                                                                              -----------        -----------

OTHER INCOME (EXPENSE):
 Interest expense                                                              (3,945,142)        (3,021,342)
 Other, net                                                                        13,403            (14,958)
                                                                              -----------        -----------

         Total other income (expense), net                                     (3,931,739)        (3,036,300)

CONSOLIDATED LOSS                                                              (3,579,533)        (3,251,954)

MINORITY INTEREST IN CONSOLIDATED LOSS                                            875,196            795,363
                                                                              -----------        -----------

NET LOSS                                                                      $(2,704,337)       $(2,456,591)
                                                                              ===========        ===========

ALLOCATION OF NET LOSS:
 General Partner                                                              $   (27,043)       $   (24,566)
                                                                              ===========        ===========

 Limited Partners                                                             $(2,677,294)       $(2,432,025)
                                                                              ===========        ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                         $    (11.28)       $    (10.25)
                                                                              ===========        ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                                                    237,339            237,339
                                                                              ===========        ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  1995               1994
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(2,704,337)       $(2,456,591)
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                               6,643,543          6,427,107
     Amortization of capitalized loan fee                                           30,342                 -
     Minority interest in consolidated loss                                       (875,196)          (795,363)
     Decrease in trade receivables                                                 607,551            431,950
     Decrease (increase) in deposits, prepaid expenses and other assets            131,127            (76,543)
     Decrease in accounts payable, accrued
       liabilities and subscriber prepayments                                   (3,456,250)        (3,622,939)
     Increase (decrease) in amount due General Partner                           3,957,762             (3,815)
                                                                               -----------        -----------

         Net cash provided by (used in) operating activities                     4,334,542            (96,194)
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                             (4,274,054)        (2,552,749)
                                                                               -----------        -----------

         Net cash used in investing activities                                  (4,274,054)        (2,552,749)
                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                          458,700         10,590,754
 Repayment of debt                                                                (108,658)          (127,482)
                                                                               -----------        -----------

         Net cash provided by financing activities                                 350,042         10,463,272
                                                                               -----------        -----------

Increase in cash and cash equivalents                                              410,530          7,814,329

Cash and cash equivalents, beginning of period                                   4,391,602          1,962,657
                                                                               -----------        -----------

Cash and cash equivalents, end of period                                       $ 4,802,132        $ 9,776,986
                                                                               ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                                 $ 5,842,165        $ 4,950,482
                                                                               ===========        ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and March 31, 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture"), including the cable television systems serving Palmdale, California; Albuquerque, New Mexico; and Tampa, Florida, reduced by the approximate 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 were $1,207,905 and $1,120,363, respectively.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of the total revenues of owned and managed systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three month periods ended
March 31, 1995 and 1994 were $1,825,154 and $1,716,636, respectively.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $4,334,542, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $3,569,000 during the first quarter of 1995. These capital additions were funded by cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 45 percent of the first quarter capital expenditures. The remaining expenditures related to various system enhancements in all the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $16,355,000. The upgrade of cable television plant in the Albuquerque system is expected to account for approximately 23 percent of the capital additions. Service drops to homes are anticipated to account for approximately 22 percent of the expected expenditures. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, advances from the General Partner.

         The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders.

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

         In September 1994, the General Partner completed negotiations to increase the commitment to $87,000,000 and extend the revolving credit period. The balance outstanding at March 31, 1995 was the full $87,000,000. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus
1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of March 31, 1995 and 1994 were 8.4 percent and 5.0 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14. The Venture has filed cost-of-service showings in all of its systems and anticipates no further reductions in rates. Such cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approvals are received.


                             RESULTS OF OPERATIONS

         Revenues in the Venture's systems totaled $24,158,092 for the three months ended March 31, 1995 compared to $22,407,252 for the three months ended March 31, 1994, an increase of $1,750,840, or approximately 8 percent. The increase in revenues was primarily due to increases in the number of basic subscribers. The Venture had an increase in the number of basic subscribers of 13,402, or approximately 6 percent, from 217,236 at March 31, 1994 to 230,638 at March 31, 1995. The increase in revenues was also due to an approximate 22 percent increase in advertising revenues. No other single factor significantly affected the increases in revenues.

         Operating expenses in the Venture's systems totaled $14,088,828 for the three months ended March 31, 1995 compared to $13,358,800 for the similar 1994 period, an increase of $730,028, or approximately 5 percent. Operating expenses represented 58 percent of revenues for the three months ended March 31, 1995, compared to 60 percent for the three months ended March 31, 1994. Increases in programming costs accounted for approximately 62 percent of the increase in operating expenses. Increases in marketing costs accounted for approximately 25 percent of the increase. No other individual factor contributed significantly to the increase in operating expenses. Management fees and allocated overhead from the General Partner totaled $3,033,059 for the three months ended March 31, 1995 compared to $2,836,999 for the similar 1994 period, an increase of $196,060, or approximately 7 percent. This increase was primarily due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases is expenses, including personnel costs, a portion of which is allocable to the Venture. Depreciation and amortization expense totaled $6,683,999 for the quarter ended March 31, 1995 compared to $6,427,107 for the quarter ended March 31, 1994, an increase of $256,892, or approximately 4 percent. This was due primarily to capital additions during 1994.

         The Venture reporting operating income of $352,206 for the three month period ended March 31, 1995 compared to an operating loss of $215,654 for the similar 1994 period. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization totaled $7,036,205 for the quarter ended March 31, 1995 compared to $6,211,453 for the similar 1994 period, an increase of $824,752, or approximately 13 percent. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $3,945,142 for the three months ended March 31, 1995 compared to $3,021,342 for the similar 1994 period, an increase of $923,800, or approximately 31 percent . This increase was due primarily to higher balances on interest bearing obligations and higher interest rates.

         Net loss increased $327,579, or approximately 10 percent, from $3,251,954 to $3,579,533 for the three months ending March 31, 1994 and 1995, respectively, due primarily to the increase in interest expense. Such losses are expected to continue.

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


                                        CABLE TV FUND 12-D
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)



Dated: May 12, 1995

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule