Form 10-Q
period 1995-06-30
CABLE TV FUND 12-D LTD
filed 1995-08-14
CIK 789292

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from _________ to __________

                        Commission File Number 0-14206

                           CABLE TV FUND 12-D, LTD.
               Exact name of registrant as specified in charter

Colorado                                                             84-1010423
State of organization                                    I.R.S. employer I.D. #

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No ______

                           CABLE TV FUND 12-D, LTD.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,               December 31,
                      ASSETS                                                            1995                    1994
                      ------                                                       -------------            -------------
CASH AND CASH EQUIVALENTS                                                          $   3,531,386            $   4,391,602

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $346,732
    and $339,139 at June 30, 1995 and December 31, 1994, respectively                  3,037,797                3,807,271
  Affiliated entity                                                                      159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             282,568,155              272,998,315
  Less- accumulated depreciation                                                    (145,806,604)            (135,711,082)
                                                                                   -------------            -------------
                                                                                     136,761,551              137,287,233
  Franchise costs, net of accumulated amortization of $51,822,179 and
    $48,828,848 at June 30, 1995 and December 31, 1994, respectively                  15,226,464               18,219,795
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $1,356,992 and $1,280,756 at June 30, 1995 and
    December 31, 1994, respectively                                                    4,699,436                4,775,672
                                                                                   -------------            -------------
                       Total investment in cable television properties               156,687,451              160,282,700

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                        1,753,956                2,035,204
                                                                                   -------------            -------------
                       Total assets                                                $ 165,169,727            $ 170,675,914
                                                                                   =============            =============

    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,             December 31,
          LIABILITIES AND PARTNERS' DEFICIT                               1995                    1994
          ---------------------------------                          -------------           -------------
LIABILITIES:
  Debt                                                               $ 180,653,878           $ 180,402,748
  Accounts payable-
    Trade                                                                   60,617                 491,846
    General Partner                                                      2,303,967                 616,810
  Accrued liabilities                                                    6,356,221               7,125,482
  Subscriber prepayments                                                   663,949                 644,779
                                                                     -------------           -------------
          Total liabilities                                            190,038,632             189,281,665
                                                                     -------------           -------------
MINORITY INTEREST IN JOINT VENTURE                                      (6,338,456)             (4,806,614)
                                                                     -------------           -------------
PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                      1,000                   1,000
    Accumulated deficit                                                 (1,208,838)             (1,161,525)
                                                                     -------------           -------------
                                                                        (1,207,838)             (1,160,525)
                                                                     -------------           -------------
  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at June 30, 1995 and December 31, 1994)                          102,198,175             102,198,175
    Accumulated deficit                                               (119,520,786)           (114,836,787)
                                                                     -------------           -------------
                                                                       (17,322,611)            (12,638,612)
                                                                     -------------           -------------
          Total liabilities and partners' deficit                    $ 165,169,727           $ 170,675,914
                                                                     =============           =============

    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three Months Ended        For the Six Months Ended
                                                 June 30,                           June 30,
                                        ----------------------------      ----------------------------
                                            1995            1994              1995            1994
                                        -----------      -----------      -----------      -----------
REVENUES                                $25,395,190      $23,239,439      $49,553,282      $45,646,691

COSTS AND EXPENSES:
  Operating expenses                     14,568,494       13,998,347       28,657,322       27,357,147
  Management fees and
    allocated overhead
    from Jones Intercable, Inc.           2,925,500        2,859,308        5,958,559        5,696,307
  Depreciation and
    amortization                          6,680,382        6,106,215       13,364,381       12,533,322
                                        -----------      -----------      -----------      -----------
OPERATING INCOME                          1,220,814          275,569        1,573,020           59,915
                                        -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense                       (3,970,481)      (3,294,996)      (7,915,623)      (6,316,338)
  Other, net                                 66,046          (76,167)          79,449          (91,125)
                                        -----------      -----------      -----------      -----------
         Total other income
           (expense), net                (3,904,435)      (3,371,163)      (7,836,174)      (6,407,463)
                                        -----------      -----------      -----------      -----------
CONSOLIDATED LOSS                        (2,683,621)      (3,095,594)      (6,263,154)      (6,347,548)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                         656,646          757,080        1,531,842        1,552,443
                                        -----------      -----------      -----------      -----------
NET LOSS                                $(2,026,975)     $(2,338,514)     $(4,731,312)     $(4,795,105)
                                        ===========      ===========      ===========      ===========
ALLOCATION OF NET LOSS:
  General Partner                       $   (20,270)     $   (23,385)     $   (47,313)     $   (47,951)
                                        ===========      ===========      ===========      ===========
  Limited Partners                      $(2,006,705)     $(2,315,129)     $(4,683,999)     $(4,747,154)
                                        ===========      ===========      ===========      ===========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                      $     (8.46)     $     (9.75)     $    (19.74)     $    (20.00)
WEIGHTED AVERAGE NUMBER                 ===========      ===========      ===========      ===========
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         237,339          237,339          237,339          237,339
                                        ===========      ===========      ===========      ===========

    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                           CABLE TV FUND 12-D, LTD.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                               1995            1994
                                                                         ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (4,731,312)        $(4,795,105)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                        13,364,381          12,533,322
      Minority interest in consolidated net loss                           (1,531,842)         (1,552,443)
      Decrease in trade receivables                                           769,474              44,859
      Decrease in deposits, prepaid expenses
        and other assets                                                       81,956             111,981
      Decrease in accounts payable, accrued liabilities
         and subscriber prepayments                                        (1,181,320)         (1,156,430)
      Increase (decrease) in amount due Jones Intercable, Inc.              1,687,157            (188,430)
                                                                         ------------         -----------
         Net cash provided by operating activities                          8,458,494           4,997,754
                                                                         ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (9,569,840)         (7,830,040)
                                                                         ------------         -----------
         Net cash used in investing activities                             (9,569,840)         (7,830,040)
                                                                         ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    458,700          10,690,716
  Repayment of debt                                                          (207,570)         (1,014,420)
                                                                         ------------         -----------
         Net cash provided by financing activities                            251,130           9,676,296
                                                                         ------------         -----------
Increase (decrease) in cash                                                  (860,216)          6,844,010

Cash, beginning of period                                                   4,391,602           1,962,657
                                                                         ------------         -----------
Cash, end of period                                                      $  3,531,386         $ 8,806,667
                                                                         ============         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $  7,810,030         $ 6,161,378
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

                           CABLE TV FUND 12-D, LTD.
                           (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and June 30, 1994 and Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2)     Jones Intercable, Inc., a publicly held Colorado corporation
(the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 were $1,269,759 and $2,477,664, respectively, as compared to $1,161,972 and
$2,282,335, respectively, for the similar 1994 periods.

        The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 were $1,655,741 and $3,480,895, respectively, as compared to $1,697,336 and $3,413,972, respectively, for the similar 1994 periods.

        (3) In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell the Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. Closing of the sale is expected to occur before the end of 1995. The Venture's current debt arrangements do not allow the Venture to make distributions. The General Partner will attempt to renegotiate the Venture's credit arrangements to allow for distributions. There is no assurance such refinancing can be completed. If the refinancing is successfully completed, the Venture expects to distribute approximately $41,700,000 to the Partnership, which the Partnership in turn will distribute to its limited partners, giving the Partnership's limited partners an approximate return of $353 per $1,000 invested in the Partnership. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction.

                           CABLE TV FUND 12-D, LTD.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

        For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $8,458,494, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $10,274,000 during the first six months of 1995. These capital additions were funded by cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 36 percent of the first six months capital expenditures and approximately 25 percent were for the upgrade of the Albuquerque system. The remaining expenditures related to various system enhancements in all of the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $6,690,000. Service drops to homes are anticipated to account for approximately 39 percent of the expected expenditures. The upgrade of cable television plant in the Albuquerque system is expected to account for approximately 27 percent of the capital additions. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, in its discretion, advances from the General Partner.

        In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell the Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. Closing of the sale is expected to occur before the end of 1995. The Venture's current debt arrangements do not allow the Venture to make distributions. The General Partner will attempt to renegotiate the Venture's credit arrangements to allow for distributions. There is no assurance such refinancing can be completed. If the refinancing is successfully completed, the Venture expects to distribute approximately $41,700,000 to the Partnership, which the Partnership in turn will distribute to its limited partners, giving the Partnership's limited partners an approximate return of $353 per $1,000 invested in the Partnership. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction.

        The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders. The Venture intends to renegotiate its credit facilities to allow for distributions to the limited partners of the Venture's constituent partners of a portion of the Tampa System sale proceeds.

        The Senior Notes have a fixed interest rate of 8.64 percent and a maturity date of March 31, 2000. The Senior Notes call for interest only payments through March 1996, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty that protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent.

        The balance outstanding on the credit agreement at June 30, 1995 was the full $87,000,000. Under the terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus
1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of June 30, 1995 and 1994 were 8.32 percent and 7.44 percent, respectively.

        Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

        The General Partner presently believes that cash flows from operations and, in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Venture until the refinancing of the debt arrangements and the closing of the sale of the Tampa System.

                            RESULTS OF OPERATIONS

        Revenues in the Venture's systems totaled $25,395,190 for the three months ended June 30, 1995 compared to $23,239,439 for the three months ended June 30, 1994, an increase of $2,155,751, or approximately 9 percent. For the six month periods ended June 30, revenues totaled $49,553,282 in 1995 compared to $45,646,691 in 1994, an increase of $3,906,591, or approximately 9 percent. Since June 30, 1994, the Venture has added 13,418 basic subscribers representing an increase of approximately 6 percent. Basic subscribers increased to 232,766 at June 30, 1995 from 219,348 at June 30, 1994. This increase in the subscriber base accounted for approximately 46 and 50 percent, respectively, of the three and six month increases in revenues. Basic service rate adjustments primarily accounted for the remainder of the increases for the three and six month periods. No other single factor significantly affected the increases in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses in the Venture's systems totaled $14,568,494 for the three months ended June 30, 1995 compared to $13,998,347 for the similar 1994 period, an increase of $570,147, or approximately 4 percent. For the six month periods ended June 30, operating expenses totaled $28,657,322 in 1995 compared to $27,357,147 in 1994, an increase of $1,300,175, or approximately 5 percent. Operating expenses represented 57 percent and 58 percent of revenues for the three and six months ended June 30, 1995, respectively, compared to 60 percent for the three and six months ended June 30, 1994. Increased programming costs primarily accounted for the increases in operating expenses for the three and six month periods ended June 30, 1995. No other individual factor contributed significantly to the increases in operating expenses.

        Management fees and allocated overhead from the General Partner totaled $2,925,500 for the three months ended June 30, 1995 compared to $2,859,309 for the similar 1994 period, an increase of $66,191, or approximately 2 percent. For the six month periods ended June 30, management fees and allocated overhead from the General Partner totaled $5,958,559 in 1995 compared to $5,696,307 in 1994, an increase of $262,252, or approximately 5 percent. These increases were primarily due to the increases in revenues, upon which such fees and allocations are based.

        Depreciation and amortization expense totaled $6,680,382 for the quarter ended June 30, 1995 compared to $6,106,215 for the quarter ended June 30, 1994, an increase of $574,167, or approximately 9 percent. For the six month periods ended June 30, depreciation and amortization totaled $13,364,381 in 1995 compared to $12,533,322 in 1994, an increase of $831,059, or approximately 7 percent. These increases were due primarily to capital additions during 1994.

        The Venture reported operating income of $1,220,814 for the three month period ended June 30, 1995 compared to operating income of $275,569 for the similar 1994 period, an increase of $945,245. For the six month periods ended June 30, the Venture's operating income totaled $1,573,020 in 1995 compared to $59,915 in 1994, an increase of $1,513,105. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization totaled $7,901,196 for the quarter ended June 30, 1995 compared to $6,381,784 for the similar 1994 period, an increase of $1,519,412, or approximately 24 percent. For the six month periods ended June 30, operating income before depreciation and amortization totaled $14,937,401 in 1995 compared to $12,593,237 in 1994, an increase of $2,344,164, or approximately 19 percent. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        Interest expense totaled $3,970,481 for the three months ended June 30, 1995 compared to $3,294,996 for the similar 1994 period, an increase of $675,485, or approximately 21 percent . For the six month periods ended June 30, interest expense totaled $7,915,623 in 1995 compared to $6,316,338 in 1994, an increase of $1,599,285, or approximately 25 percent. These increases were due primarily to higher balances on interest bearing obligations and higher effective interest rates.

        Net loss decreased $311,539, or approximately 13 percent to $2,026,975, from $2,338,514 for the three months ended June 30, 1995 and 1994, respectively. For the six month periods ended June 30, net loss totaled $4,731,312 in 1995 compared to $4,795,105 in 1994, a decrease of $63,793, or approximately 1 percent. These losses were due to the factors discussed above and are expected to continue.

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

                                       CABLE TV FUND 12-D, LTD.
                                       BY:  JONES INTERCABLE, INC.
                                            General Partner



                                       By:  /S/ Kevin P. Coyle
                                            -----------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)



Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule