Form 10-K
period 1995-12-31
CABLE TV FUND 12-D LTD
filed 1996-04-01
CIK 789292

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from               to
                               -------------    -------------

Commission file number:       0-14206

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                          84-1010423
         --------                                          ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                             (303) 792-3111
- ---------------------------------------------                             --------------
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

         Yes    x                                          No
               ---                                              ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     ---



                    DOCUMENTS INCORPORATED BY REFERENCE: None




(21509)

                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Cable TV Fund 12-D, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 12-A, Ltd. ("Fund 12-A"), Cable TV Fund 12-B, Ltd. ("Fund 12-C") and Cable TV Fund 12-C, Ltd. ("Fund 12-C") are the other partnerships that were formed pursuant to that Program. In 1986, the Partnership, Fund 12-B and Fund 12-C formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 76 percent interest, Fund 12-B owns a 9 percent interest and Fund 12-C owns a 15 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

         The Partnership does not directly own any cable television systems. The Partnership's sole asset is its 76 percent interest in the Venture. The Venture recently sold one of its cable television systems as described below and now owns the cable television systems serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Air Force Base, all in California (the "Palmdale/Lancaster System") and Albuquerque, New Mexico (the "Albuquerque System"). See Item 2. The Palmdale/Lancaster System and the Albuquerque System may collectively be referred to as the "Systems."

         DISPOSITIONS OF CABLE TELEVISION SYSTEMS. On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner, for a sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's existing debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution is approximately $41,547,000. Because the limited partners have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution will be distributed to the limited partners in April 1996. This distribution will give the Partnership's limited partners an approximate return of $350 for each $1,000 invested in the Partnership. Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

         On February 29, 1996, JCH consummated an agreement with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, pursuant to which JCH conveyed the Tampa System, along with certain other cable television systems owned by JCH, and cash in the amount of $3,500,000, subject to normal closing adjustments, to TWEAN in exchange for the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and a portion of Fairfax County, Virginia.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1995, the Systems' monthly basic service rates ranged from $7.95 to $14.50, monthly basic and tier ("basic plus") service rates ranged from $15.00 to $23.27 and monthly premium services ranged from $2.75 to $12.95 per premium service. In addition, the Venture earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $50.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 63% of total revenues, premium service fees accounted for approximately 15% of total revenues, pay-per-view fees were approximately 8% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Venture holds 15 franchises relating to the Palmdale/Lancaster System and the Albuquerque System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Venture has never had a franchise revoked. The Venture's franchise expiration dates range from January 1999 to February 2007. It is anticipated that the Venture's remaining cable television systems will be sold before any franchises need to be renewed.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Venture nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner. The General Partner is aware of the following imminent competition from telephone companies:
Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by the General Partner. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs.

Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

         After analyzing the effects of the two methods of rate regulation, the Venture elected to file cost-of-service showings in all of its systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, the regulatory authorities have not approved the cost-of-service showings.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a
7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.


                               ITEM 2. PROPERTIES

         The cable television systems owned by the Venture are described below:

              Ownership                         SYSTEM               ACQUISITION DATE
              ---------                         ------               ----------------
Cable TV Fund 12-B, Ltd., Cable TV     Palmdale/Lancaster System     April 1986
Fund 12-C, Ltd. and Cable TV Fund      Albuquerque System            August 1986

12-D, Ltd. own a 9%, 15% and 76%
interest, respectively, through
their interest in Cable TV Fund
12-BCD Venture

         The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Palmdale/Lancaster System operated cable plant passing approximately 90,800 homes, representing an approximate 68% penetration rate, and the Albuquerque System operated cable plant passing approximately 223,800 homes, representing an approximate 49% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                At December 31,
                                        --------------------------------------------------
PALMDALE/LANCASTER SYSTEM                1995                  1994                  1993
- -------------------------                ----                  ----                  ----
Monthly basic plus service rate         $23.27                $21.77                $21.77
Basic subscribers                       61,993                59,702                56,372
Pay units                               46,699                46,214                39,928


                                                                At December 31,
                                        --------------------------------------------------
ALBUQUERQUE SYSTEM                       1995                  1994                  1993
- ------------------                       ----                  ----                  ----
Monthly basic plus service rate         $22.85                $21.35                $21.00
Basic subscribers                      109,911               106,835                98,555
Pay units*                              57,189                58,838                67,462

* The decrease in pay units between 1993 and 1994 was primarily due to the conversion of The Disney Channel from a premium service to a basic plus service.


                            ITEM 3. LEGAL PROCEEDINGS

         On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff, vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The plaintiff has brought the action as a purported class action on behalf of himself and all other limited partners of Fund 12-D against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the limited partners of Fund 12-D in connection with the sale of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television system operator in return for systems owned by that operator. The plaintiff also seeks certain equitable and injunctive relief. On January 25, 1996, the plaintiff filed an amended complaint and request for a jury trial. On February 20, 1996, the General Partner filed a Motion to Dismiss the Amended Complaint on the ground that it fails to state a claim upon which relief can be granted as a matter of law. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

         On November 17, 1995, a civil action entitled Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Fund 12-D, has brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the Venture and to the three partnerships that comprise the Venture (and their respective limited partners) in connection with the sale of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television system operator in return for systems owned by that operator. On February 1, 1996, the General Partner filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim upon which relief can be granted as a matter of law. The Motion also asserts that the plaintiff does not have standing to bring a claim on behalf of Fund 12-B and Fund 12-C and their respective limited partners. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

         Pursuant to the indemnification provisions of Section 9.6 of the Partnership's limited partnership agreement, the General Partner may be entitled to indemnification from the Partnership for its legal fees and expenses, and for any amounts paid in settlement, in defending the above-described lawsuits. The General Partner cannot determine at this time whether such amounts will be material.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 18,195.

Item 6. Selected Financial Data

                                                                     For the Year Ended December 31,
                                           ------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd.**                     1995             1994             1993             1992            1991
- --------------------------                     ----             ----             ----             ----            ----
Revenues                                   $101,399,697    $ 92,823,076   $  89,131,530       $83,567,527    $ 78,049,505
Depreciation & Amortization                  26,666,735      24,809,654      25,772,299        26,764,820      30,793,053
Operating Income (Loss)                       4,127,622         289,904         779,887        (1,087,963)     (4,930,588)
Minority Interest in Consolidated Loss        2,720,847       3,149,271       2,833,316         3,640,418       4,360,519
Net Loss                                    (8,403,720)     (9,726,971)     (8,751,100)       (11,243,947)    (13,468,081)
Net Loss per Limited
  Partnership Unit                              (35.05)         (40.57)         (36.50)            (46.90)         (56.18)
Weighted Average Number of Limited
  Partnership Units Outstanding                237,339         237,339         237,339            237,339         237,339
General Partner's Deficit                   (1,244,562)     (1,160,525)     (1,063,255)          (975,744)       (863,305)
Limited Partners' Capital (Deficit)        (20,958,295)    (12,638,612)     (3,008,911)         5,654,678      16,786,188
Total Assets                               163,486,029     170,675,914     169,670,552        175,554,620     185,834,366
Debt                                       180,770,267     180,402,748     167,698,697        160,440,488     156,131,618
General Partner Advances                     4,198,739         616,810         188,430            511,646       4,606,840


** The above financial information represents the consolidated operations of Cable TV Fund 12-BCD Venture, in which Cable TV Fund 12-D, Ltd . has a 76 percent equity interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            CABLE TV FUND 12-D, LTD.

RESULTS OF OPERATIONS

         All of Cable TV Fund 12-D, Ltd.'s ("Fund 12-D's") operations are represented by its 76 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). Thus, Management's Discussion and Analysis of the Venture should be consulted for pertinent comments regarding Fund 12-D's performance.

FINANCIAL CONDITION

         Fund 12-D's investment in the Venture has decreased by $8,403,720 when compared to the December 31, 1994 balance representing a deficit of $22,202,857. This deficit is due to Fund 12-D's share of Venture losses, which are principally the result of depreciation and amortization charges being greater than equity invested. These losses are expected to be recovered upon liquidation of the Venture.

          On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution is approximately $41,547,000. Because the limited partners of the Partnership have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution will be distributed to the limited partners in April 1996. This distribution will give the Partnership's limited partners an approximate return of $350 for each $1,000 invested in the Partnership.
Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

                          CABLE TV FUND 12-BCD VENTURE

RESULTS OF OPERATIONS

         1995 compared to 1994

         Revenues of Cable TV Fund 12-BCD Venture (the "Venture") increased $8,576,621, or approximately 9 percent, to $101,399,697 in 1995 from $92,823,076 in 1994. At December 31, 1995, the Venture's systems had 236,866 basic subscribers compared to 227,950 basic subscribers at December 31, 1994, an increase of approximately 4 percent. This increase in basic service subscribers accounted for approximately 39 percent of the increase in revenues. Basic service rate increases accounted for approximately 37 percent of the increase in revenues. No other single factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Venture's systems increased $2,220,438, or approximately 4 percent, to $58,351,692 in 1995 from $56,131,254 in 1994.
Operating expenses represented approximately 58 percent and approximately 60 percent of revenues in 1995 and in 1994, respectively. The increase in operating expenses was due to increases in subscriber related costs, programming fees, property tax expenses and advertising related costs, which were partially offset by decreases in personnel related costs. No other single factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from Jones Intercable, Inc. increased $661,384, or approximately 6 percent, to $12,253,648 in 1995 from $11,592,264 in 1994 due to the increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $1,857,081, or approximately 7 percent, to $26,666,735 in 1995 from $24,809,654 in 1994. This increase was due to the increase in the Venture's depreciable asset base.

         The Venture's operating income increased $3,837,718 to $4,127,622 in 1995 from $289,904 in 1994. This increase was the result of increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from Jones Intercable, Inc. and depreciation and amortization expenses.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $5,694,799, or approximately 23 percent, to $30,794,357 in 1995 from $25,099,558 in 1994.
This increase was due to the increase in revenues exceeding the increase in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

         Interest expense increased $2,190,557, or approximately 17 percent, to $15,347,250 in 1995 from $13,156,693 in 1994 due to higher interest rates and higher outstanding balances on interest bearing obligations in 1995.

         Net loss decreased $1,751,675, or approximately 14 percent, to $11,124,567 in 1995 from $12,876,242 in 1994 due to the factors discussed above.

         1994 compared to 1993

         Revenues of the Venture increased $3,691,546, or approximately 4 percent, to $92,823,076 in 1994 from $89,131,530 in 1993. At December 31, 1994, the Venture's systems had 227,950 basic service subscribers compared to 213,072 basic subscribers at December 31, 1993, an increase of approximately 7 percent. This increase in basic subscribers accounted for approximately 37 percent of the increase in revenues. Increases in advertising sales activity accounted for approximately 28 percent of the increase in revenues. Increases in premium service and pay-per-view revenues accounted for approximately 27 percent of the increase. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. No other single factor significantly affected the increase in revenues.

         Operating expenses in the Venture's systems increased $4,057,270, or approximately 8 percent, to $56,131,254 in 1994 from $52,073,984 in 1993.
Operating expenses represented approximately 60 percent and approximately 58 percent of revenues in 1994 and in 1993, respectively. The increase in operating expenses was due to increases in subscriber related costs, programming fees and marketing related costs. No other single factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from Jones Intercable, Inc. increased $1,086,904, or approximately 10 percent, to $11,592,264 in 1994 from $10,505,360 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Jones Intercable, Inc. experienced increases in expenses in 1994.

         Depreciation and amortization expense decreased $962,645, or approximately 4 percent, to $24,809,654 in 1994 from $25,772,299 in 1993. This decrease was due to the maturation of the Venture's asset base.

         The Venture's operating income decreased $489,983, or approximately 63 percent, to $289,904 in 1994 from $779,887 in 1993. This decrease was the result of increases in operating expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increases in revenues and was offset by the decreases in depreciation and amortization expenses.

         Operating income before depreciation and amortization decreased $1,452,628, or approximately 5 percent, to $25,099,558 in 1994 from $26,552,186 in 1993. This decrease was due to the increase in operating expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues.

         Interest expense increased $1,288,625, or approximately 11 percent, to $13,156,693 in 1994 from $11,868,068 in 1993 due to higher interest rates and higher outstanding balances on interest bearing obligations in 1994.

         Net loss increased $1,291,826, or approximately 11 percent, to $12,876,242 in 1994 from $11,584,416 in 1993 due to the factors discussed above.

FINANCIAL CONDITION

         For the twelve months ended December 31, 1995, the Venture generated net cash from operating activities totaling approximately $18,100,250, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $21,500,000 during 1995. Service drops to homes accounted for approximately 41 percent of the capital expenditures. New plant construction accounted for approximately 19 percent of the capital expenditures. Approximately 10 percent of capital expenditures was for converters. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings from the General Partner. Expected capital expenditures for 1996 are approximately $15,200,000. Service drops to homes are anticipated to account for approximately 43 percent. Approximately 31 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's amended credit facility. The Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

         On August 11, 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell its Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. The General Partner assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of this sale occurred on February 28, 1996. The sales price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. The net sales proceeds were used to make a $55,000,000 distribution to the Venture's partners, with the remainder of the proceeds used to reduce the Venture's debt. The net sales proceeds were distributed as follows: Fund 12-B received $5,049,000; Fund 12-C received $8,404,000 and Fund 12-D received $41,547,000.

         The Venture's debt arrangements at December 31, 1995 consisted of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit facility with a group of commercial bank lenders.

         The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for payments of interest only through March 1996, with interest and accelerating amortization of principal payments required for the four years thereafter. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000. Principal and interest payments due in 1996 are expected to be funded from cash on hand, cash generated from operations and borrowings under the Venture's new credit facility, as discussed below. Installments due on the Senior Notes, subsequent to the February 1996 repayment, each year for the five year period ended December 31, 2000 are:
$3,956,656, $7,913,313, $11,869,968, $15,826,624 and $19,783,282, respectively.

         The balance outstanding on the Venture's credit agreement at December 31, 1995 was $87,000,000. However, upon the sale of the Tampa System and, as required under the Venture's credit facility, $22,000,000 of the sale proceeds were used to reduce amounts outstanding under its credit facility, leaving $65,000,000 outstanding. In February 1996, the Venture increased the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The amended credit facility matures on December 31, 1999 or, at the Venture's option, on December 31, 2004. In the event the Venture elects the latter maturity date, the credit facility shall amortize in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus .625 percent to 1.375 percent, the Base Rate plus 0 percent to .375 percent or the Certificate of Deposit Rate plus .75 percent to 1.50 percent.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

         At December 31, 1995, amounts payable to the General Partner totaled $4,198,739. By February 1996, this balance had increased to approximately $5,100,000, which amount was repaid to the General Partner with borrowings from the Venture's amended credit facility.

         The General Partner believes that cash generated from operations and borrowings from the Venture's amended credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Venture.


REGULATION AND LEGISLATION

         The Venture has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Venture's cost-of- service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Venture effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture. See Item 1.

Item 8.  Financial Statements


                            CABLE TV FUND 12-D, LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX



                                                                                    Page
                                                                                  --------
Report of Independent Public Accountants                                             18

Consolidated Balance Sheets                                                          19

Consolidated Statements of Operations                                                21

Consolidated Statements of Partners' Deficit                                         22

Consolidated Statements of Cash Flows                                                23

Notes to Consolidated Financial Statements                                           24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-D, Ltd.:

         We have audited the accompanying consolidated balance sheets of CABLE TV FUND 12-D, LTD. (a Colorado limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-D, Ltd. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
                                                                             ----------------------------------------
                 ASSETS                                                            1995                    1994
                 ------                                                      ----------------        ----------------
CASH AND CASH EQUIVALENTS                                                    $   1,384,794            $   4,391,602

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $486,392
    and $339,139 at December 31, 1995 and 1994, respectively                     4,464,773                3,807,271
  Affiliated entity                                                                159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       294,472,892              272,998,315
  Less- accumulated depreciation                                              (155,826,572)            (135,711,082)
                                                                              ------------             ------------

                                                                               138,646,320              137,287,233
  Franchise costs, net of accumulated amortization of $54,815,515 and
    $48,828,848 at December 31, 1995 and 1994, respectively                     12,233,128               18,219,795
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $1,433,228 and $1,280,756 at December 31, 1995
    and 1994, respectively                                                       4,623,200                4,775,672
                                                                              ------------            -------------

                 Total investment in cable television properties               155,502,648              160,282,700

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                        1,974,677                2,035,204
                                                                              ------------            -------------

                 Total assets                                                $ 163,486,029            $ 170,675,914
                                                                              ============             ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                    ----------------------------------------
         LIABILITIES AND PARTNERS' DEFICIT                                1995                    1994
         ---------------------------------                          ----------------        ----------------
LIABILITIES:
  Debt                                                               $ 180,770,267           $ 180,402,748
  Accounts payable-
    Trade                                                                  301,619                 491,846
    General Partner                                                      4,198,739                 616,810
  Accrued liabilities                                                    7,427,814               7,125,482
  Subscriber prepayments                                                   517,908                 644,779
                                                                    --------------           -------------

                 Total liabilities                                     193,216,347             189,281,665
                                                                      ------------           -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN JOINT VENTURE                                     (7,527,461)              (4,806,614)
                                                                    -------------            -------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                      1,000                   1,000
    Accumulated deficit                                                (1,245,562)              (1,161,525)
                                                                    -------------            -------------

                                                                       (1,244,562)              (1,160,525)
                                                                    -------------            -------------

  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at December 31, 1995 and 1994)                                   102,198,175             102,198,175
    Accumulated deficit                                               (123,156,470)           (114,836,787)
                                                                     -------------           -------------

                                                                       (20,958,295)            (12,638,612)
                                                                     -------------           -------------

          Total liabilities and partners' deficit                    $ 163,486,029           $ 170,675,914
                                                                     =============           =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the Year Ended December 31,
                                                                 --------------------------------------------------------
                                                                       1995                  1994               1993
                                                                 ---------------        --------------      -------------
REVENUES                                                         $ 101,399,697           $  92,823,076       $  89,131,530

COSTS AND EXPENSES:
  Operating expenses                                                58,351,692              56,131,254          52,073,984
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                          12,253,648              11,592,264          10,505,360
  Depreciation and amortization                                     26,666,735              24,809,654          25,772,299
                                                                 -------------           -------------       -------------

OPERATING INCOME                                                     4,127,622                 289,904             779,887
                                                                 -------------           -------------       -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (15,347,250)            (13,156,693)        (11,868,068)
  Other, net                                                            95,061                  (9,453)           (496,235)
                                                                 -------------           -------------       -------------

                 Total other income (expense), net                 (15,252,189)            (13,166,146)        (12,364,303)
                                                                 -------------           -------------       -------------

CONSOLIDATED NET LOSS                                              (11,124,567)            (12,876,242)        (11,584,416)

MINORITY INTEREST IN CONSOLIDATED NET
  LOSS                                                               2,720,847               3,149,271           2,833,316
                                                                 -------------           -------------        ------------

NET LOSS                                                         $  (8,403,720)          $ (9,726,971)       $  (8,751,100)
                                                                 =============           ============         ============

ALLOCATION OF NET LOSS:
  General Partner                                                $     (84,037)          $    (97,270)       $     (87,511)
                                                                 =============           ============        =============

  Limited Partners                                               $  (8,319,683)          $ (9,629,701)       $  (8,663,589)
                                                                 =============           ============        =============

NET LOSS PER LIMITED PARTNERSHIP UNIT                            $      (35.05)          $     (40.57)       $      (36.50)
                                                                 =============           ============        =============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                        237,339                237,339              237,339
                                                                 =============           ============        =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                                For the Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1995                   1994                1993
                                                                 --------------          -------------       -------------
GENERAL PARTNER:
  Balance, beginning of year                                        $ (1,160,525)         $ (1,063,255)      $   (975,744)
  Net loss for year                                                      (84,037)              (97,270)           (87,511)
                                                                    ------------          ------------       ------------

  Balance, end of year                                              $ (1,244,562)         $ (1,160,525)      $ (1,063,255)
                                                                    ============          ============       ============

LIMITED PARTNERS:
  Balance, beginning of year                                        $(12,638,612)         $ (3,008,911)       $ 5,654,678
  Net loss for year                                                   (8,319,683)           (9,629,701)        (8,663,589)
                                                                    ------------          ------------        -----------

  Balance, end of year                                              $(20,958,295)         $(12,638,612)      $ (3,008,911)
                                                                    ============          ============       ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1995                 1994                 1993
                                                                 ----------------     ----------------     ---------------

- -
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (8,403,720)       $ (9,726,971)      $  (8,751,100)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                   26,666,735          24,809,654          25,772,299
      Minority interest in consolidated loss                          (2,720,847)         (3,149,271)         (2,833,316)
      Increase in trade receivables                                     (657,502)           (852,784)           (147,286)
      Increase in deposits, prepaid expenses and
        deferred charges                                                (351,579)           (694,816)           (434,700)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments                   (14,766)            749,173          (1,234,645)
      Increase (decrease) in amount due General Partner                3,581,929             428,380            (323,216)
                                                                     -----------        ------------        ------------

                 Net cash provided by operating activities            18,100,250          11,563,365          12,048,036
                                                                     -----------         -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (21,474,577)        (21,338,471)        (18,711,639)
  Franchise costs                                                             -             (500,000)                 -
                                                                     -----------        ------------        ------------

                 Net cash used in investing activities               (21,474,577)        (21,838,471)        (18,711,639)
                                                                     -----------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               882,431          16,268,610          11,954,437
  Repayment of debt                                                     (514,912)         (3,564,559)         (4,696,228)
                                                                    ------------        ------------        ------------

                 Net cash provided by financing activities               367,519          12,704,051           7,258,209
                                                                    ------------        ------------        ------------

Increase (decrease) in cash and cash equivalents                      (3,006,808)          2,428,945             594,606

Cash and cash equivalents, beginning of year                           4,391,602           1,962,657           1,368,051
                                                                    ------------        ------------        ------------

Cash and cash equivalents, end of year                             $   1,384,794       $   4,391,602      $    1,962,657
                                                                    ============        ============       =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $  15,331,071       $  12,450,869      $   12,141,838
                                                                    ============        ============       =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 12-D, Ltd. ("Fund 12-D"), a Colorado limited partnership, was formed on February 5, 1986, under a public program sponsored by Jones Intercable, Inc. Fund 12-D was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. ("Intercable"), is the "General Partner" and manager of Fund 12-D. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         Contributed Capital

         The capitalization of Fund 12-D is set forth in the accompanying consolidated statements of partners' deficit. No limited partner is obligated to make any additional contributions to partnership capital. The General Partner purchased its interest in Fund 12-D by contributing $1,000 to partnership capital.

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

         Formation of Joint Venture and Venture Sale of Cable Television
Systems

         On March 17, 1986, Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Fund 12-D formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems. At December 31, 1995, the Venture owned and operated the cable television systems serving certain areas in and around Tampa, Florida, Albuquerque, New Mexico and Palmdale, California.

         On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. Of this total distribution, Fund 12-B received approximately $5,049,000, Fund 12-C received approximately $8,404,000 and Fund 12-D received approximately $41,457,000. Because the limited partners of the Partnership have not yet received distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by them, the entire portion of the Partnership's distribution will be distributed to the limited partners in April 1996. This distribution will give the Partnership's limited partners an approximate return of $350 for each $1,000 invested in the Partnership.
Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

         The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the years ended December 31, 1995 and 1994, assuming the transaction had occurred at the beginning of the years, is presented in the following unaudited tabulation:

                                                              For the Year Ended December 31, 1995
                                                        -----------------------------------------------

                                                                          Pro Forma
                                                         As Reported      Adjustments     Pro Forma
                                                         -----------      -----------     ---------
         Revenues                                        $101,399,697   $(28,700,128)    $ 72,699,569
                                                         ============   ============     ============

         Operating Income                                $  4,127,622   $ (1,090,628)    $  3,036,994
                                                         ============   ============     ============

         Net Loss                                        $(11,124,567)  $  2,899,019     $ (8,225,548)
                                                         ============   ============     ============



                                                              For the Year Ended December 31, 1994
                                                          ---------------------------------------------

                                                                           Pro Forma
                                                          As Reported      Adjustments     Pro Forma
                                                          -----------      -----------     ---------
         Revenues                                        $ 92,823,076   $(26,122,731)    $ 66,700,345
                                                         ============   ============     ============

         Operating Income                                $    289,904   $      48,392    $    338,296
                                                         ============   =============    ============

         Net Loss                                        $(12,876,242)  $  4,102,399     $ (8,773,843)
                                                         ============   ============     ============


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Fund 12-D's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Property, Plant and Equipment

         Depreciation is provided using the straight-line method over the following estimated service lives:

             Cable distribution systems                       5 -15 years
             Equipment and tools                              3 - 5 years
             Office furniture and equipment                       5 years
             Buildings                                           20 years
             Vehicles                                             3 years



         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to franchises and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:



             Franchise costs                                        2 -  5 years
             Costs in excess of interests in net assets purchased  30 - 31 years


         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Cash and Cash Equivalents

         For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with the 1995 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         The General Partner manages Fund 12-D and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture were $5,069,985, $4,641,154 and $4,456,577 during 1995, 1994 and 1993, respectively.

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

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner were $7,183,663, $6,951,110 and $6,048,783 in 1995, 1994 and 1993, respectively.

         The Venture was charged interest during 1995 at an average interest rate of 10.51 percent on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Venture by the General Partner was $220,743, $33,627 and $15,477 in 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Venture receives programming from Superaudio, Mind Extension University, Jones Computer Network and Product Information Network, all of which are affiliates of the General Partner.

         Payments to Superaudio totaled $135,861, $135,346 and $134,179 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $145,598, $124,043 and $79,002 in 1995, 1994 and 1993, respectively.
Payments to Jones Computer Network, which initiated service in 1994, totaled $283,339 and $71,961 in 1995 and 1994, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totaling $212,844 and $81,592 in 1995 and 1994, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:


                                                                                    December 31,
                                                                    ----------------------------------------
                                                                           1995                  1994
                                                                    ------------------    ------------------
                 Cable distribution system                           $ 267,586,574             $ 248,337,681
                 Equipment and tools                                     8,630,758                 7,721,861
                 Office furniture and equipment                          3,402,683                 3,014,125
                 Buildings                                               8,262,351                 7,695,925
                 Vehicles                                                5,639,556                 5,277,753
                 Land                                                      950,970                   950,970
                                                                    --------------            --------------
                                                                       294,472,892               272,998,315
                 Less-accumulated depreciation                        (155,826,572)             (135,711,082)
                                                                    --------------            --------------
                                                                    $  138,646,320            $  137,287,233
                                                                    ==============            ==============

 (5)     DEBT

         Debt consists of the following:

                                                                                    December 31,
                                                                    ----------------------------------------
                                                                           1995                  1994
                                                                    ------------------    ------------------
                 Lending institutions-
                   Revolving credit and term loan                     $ 87,000,000             $ 86,541,300
                   Senior secured notes                                 93,000,000               93,000,000

                 Capital lease obligations                                 770,267                  861,448
                                                                      ------------             ------------

                                                                      $180,770,267             $180,402,748
                                                                      ============             ============


         The Venture's debt arrangements at December 31, 1995 consisted of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit facility with a group of commercial bank lenders.

         The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for payments of interest only through March 1996, with interest and accelerating amortization of principal payments required for the four years thereafter. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000. Principal and interest payments due in 1996 are expected to be funded from cash on hand, cash generated from operations and borrowings under the Venture's new credit facility, as discussed below. Installments due on the Senior Notes, subsequent to the February 1996 repayment, each year for the five year period ended December 31, 2000 are: $3,956,656, $7,913,313, $11,869,968, $15,826,624 and
$19,783,282, respectively.

         The balance outstanding on the Venture's credit agreement at December 31, 1995 was $87,000,000. However, upon the sale of the Tampa System and, as required under the Venture's credit facility, $22,000,000 of the sale proceeds were used to reduce amounts outstanding under its credit facility, leaving $65,000,000 outstanding. In February 1996, the Venture increased the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The amended credit facility matures on December 31, 1999 or, at the Venture's option, on December 31, 2004. In the event the Venture elects the latter maturity date, the credit facility shall amortize in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus .625 percent to 1.375 percent, the Base Rate plus 0 percent to .375 percent or the Certificate of Deposit Rate plus .75 percent to 1.50 percent.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

         During 1992 and 1994, the Venture incurred costs associated with renegotiating its debt arrangements. These costs were capitalized and are being amortized using the straight-line method over the life of the debt agreements.

         Installments due on debt principal for each of the five years in the period ending December 31, 2000 and thereafter, respectively, are:
$14,261,080, $18,721,080, $25,356,080, $31,837,027, $90,595,000 and $-0-,
respectively.

         At December 31, 1995, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The federal and state income tax returns of Fund 12-D are prepared and filed by the General Partner.

         Fund 12-D's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Fund 12-D's qualification as such, or in changes with respect to Fund 12-D's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

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

(7)      COMMITMENTS AND CONTINGENCIES

         On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The plaintiff has brought the action as a purported class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the limited partners of Cable TV Fund 12-D, Ltd. in connection with the sale of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television system operator in return for systems owned by that operator. The plaintiff also seeks certain equitable and injunctive relief. On January 25, 1996, the Plaintiff filed an amended complaint and request for a jury trial. On February 20, 1996, the General Partner filed a Motion to Dismiss the Amended Complaint on the ground that it fails to state a claim upon which relief can be granted as a matter of law. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

         On November 17, 1995, a civil action entitled Martin Ury, derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. Nominal Defendants, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Cable TV Fund 12-D, Ltd., has brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the Venture and to the three partnerships that comprise the Venture (and their respective limited partners) in connection with the sale to the General Partner of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television system operator in return for systems owned by that operator. On February 1, 1996, the General Partner filed a Motion to Dismiss the Complaint on the ground that it fails to state a claim upon which relief can be granted as a matter of law. The Motion also asserts that the plaintiff does not have standing to bring a claim on behalf of Cable TV Fund 12-B, Ltd. and Cable TV Fund 12-C, Ltd. and their respective limited partners. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

         Pursuant to the indemnification provisions of Section 9.6 of the limited partnership agreements of each of the three partnerships that comprise the Venture, the General Partner may be entitled to indemnification from the partnerships for its legal fees and expenses, and for any amounts paid in settlement, in defending the above-described lawsuits. The General Partner cannot determine at this time whether such amounts will be material.

         The Venture has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its cable television systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $331,963, $345,531 and $454,229, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under operating leases for the five years in the period ending December 31, 2000 and thereafter are as follows:

                         1996                   $   405,576
                         1997                       408,017
                         1998                       430,962
                         1999                       343,783
                         2000                       343,783
                         Thereafter               1,249,808
                                                -----------

                                                $ 3,181,929
                                                ===========

 (8)     SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                     For the Year Ended December 31,
                                                            -------------------------------------------------
                                                                 1995              1994               1993
                                                            -----------         ----------         ----------
         Maintenance and repairs                            $ 1,182,963        $ 1,214,978        $ 1,119,086
                                                            ===========        ===========        ===========

         Taxes, other than income
           and payroll taxes                                $ 1,286,357        $ 1,380,350        $ 1,470,476
                                                             ==========        ===========        ===========

         Advertising                                        $ 1,298,497        $ 1,275,772        $ 1,022,289
                                                             ==========         ==========         ==========

         Depreciation of property,
            plant and equipment                             $20,285,166        $18,362,998        $18,772,872
                                                            ===========        ===========        ===========

         Amortization of intangible
           assets                                           $ 6,381,569        $ 6,446,656        $ 6,999,427
                                                            ===========        ===========        ===========

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

         Glenn R. Jones             66   Chairman of the Board and Chief Executive Officer
         Derek H. Burney            56   Vice Chairman of the Board
         James B. O'Brien           46   President and Director
         Ruth E. Warren             46   Group Vice President/Operations
         Kevin P. Coyle             44   Group Vice President/Finance
         Christopher J. Bowick      40   Group Vice President/Technology
         George H. Newton           61   Group Vice President/Telecommunications
         Timothy J. Burke           45   Group Vice President/Taxation/Administration
         Raymond L. Vigil           49   Group Vice President/Human Resources and Director
         Cynthia A. Winning         44   Group Vice President/Marketing
         Elizabeth M. Steele        44   Vice President/General Counsel/Secretary
         Larry W. Kaschinske        36   Controller
         Robert E. Cole             63   Director
         William E. Frenzel         67   Director
         Donald L. Jacobs           57   Director
         James J. Krejci            54   Director
         John A. MacDonald          42   Director
         Raphael M. Solot           62   Director
         Daniel E. Somers           48   Director
         Howard O. Thrall           48   Director
         Robert B. Zoellick         42   Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Christopher J. Bowick, Cynthia A. Winning and Larry W. Kaschinske are executive officers of the General Partner; Raymond L. Vigil is an executive officer and a director of the General Partner; and Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Venture. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Venture as a direct reimbursement item. See Item 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Venture. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Venture from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Venture from unaffiliated parties.

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

         The Systems receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared between PIN and the Venture. During the year ended December 31, 1995, the Venture received revenues from PIN of $212,844.

         The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                             At December 31,
                                                   ------------------------------------
Cable TV Fund 12-BCD                                  1995         1994         1993
- --------------------                                  ----         ----         ----
Management fees                                    $5,069,985   $4,461,154   $4,456,577
Allocation of expenses                              7,183,663    6,951,110    6,048,783
Interest expense                                      220,743       33,627       15,477
Amount of advances outstanding                      4,198,739      616,810      188,430
Highest amount of advances outstanding              4,574,572      929,508      511,646
Programming fees:
         Superaudio                                   135,861      135,346      134,179
         Mind Extension University                    145,598      124,043       79,002
         Jones Computer Network                       283,339       71,961          -0-

                                    PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)1. See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

3.                  The following exhibits are filed herewith.

       4.1          Limited Partnership Agreement for Cable TV Fund 12-D, Ltd.
                    (1)

       4.2 Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. (2)

       10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Edwards Air Force Base, California (Fund 12-BCD). (3)

       10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Lancaster, California (Fund 12-BCD). (4)

       10.1.3 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Unincorporated portions of Los Angeles County, California (Fund 12-BCD). (4)

       10.1.4 Copy of Los Angeles County Code regarding cable tv system franchises (Fund 12-BCD). (5)

       10.1.5 Copy of Ordinance 90-0118F dated 10/29/90 granting a cable television franchise to Fund 12-BCD (Fund 12-BCD). (5)

       10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Green Valley/Elizabeth Lake/Leona Valley unincorporated areas of Los Angeles County, California (Fund 12-BCD). (2)

       10.1.7 Ordinance 88-0166F dated 10/4/88 amending the franchise described in 10.1.5 (Fund 12-BCD). (5)

       10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Palmdale, California (Fund 12-BCD). (5)

       10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albuquerque, New Mexico (Fund 12-BCD). (4)

       10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Bernalillo, New Mexico (Fund 12-BCD). (4)

       10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Bernalillo, New Mexico (Fund 12-BCD). (4)

       10.1.12 Resolution No. 12-14-87 dated 12/14/87 authorizing the assignment of the franchise to Fund 12-BCD. (5)

       10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bosque Farms, New Mexico (Fund 12-BCD). (4)

       10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Corrales, New Mexico (Fund 12-BCD). (4)

       10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Kirtland Air Force Base, New Mexico (Fund 12-BCD). (5)

       10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Los Ranchos, New Mexico (Fund 12-BCD). (4)

       10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Sandoval, New Mexico (Fund 12-BCD). (4)

       10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Valencia, New Mexico (Fund 12-BCD). (4)

       10.1.19 Resolution No. 88-23 dated 2/14/88 authorizing assignment of the franchise to Fund 12-BCD. (5)

       10.2.1 Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders

       10.2.2 Amendment No. 1 dated as of March 31, 1994 to the Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders

       10.2.3 Amendment No. 2 dated as of September 30, 1994 to the Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders

       10.2.4 Amendment No. 3 dated as of February 12, 1996 to the Note Purchase Agreement dated as of March 31, 1992 between Cable TV Fund 12-BCD Venture and the Noteholders

       10.2.5 Second Amended and Restated Credit Agreement by and among Cable TV Fund 12-BCD Venture, various banks, Corestates Bank, N.A. and Societe Generale, as Managing Agents and Corestates Bank, N.A., as Administrative Agent dated February 12, 1996.

       10.3.1 Purchase and Sale Agreement dated as of March 29, 1988 by and between Cable TV Fund 12-BCD Venture as Buyer and Video Company as Seller. (6)

       10.3.2 Purchase and Sale Agreement dated 9/20/91 and amendments thereto between Cable TV Fund 12-BCD Venture as Seller and Falcon Classic Cable Income Properties, L.P. (Fund 12-BCD).
                    (7)

       10.3.3 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and Jones Intercable, Inc. (9)

       10.3.4 Assignment and Assumption Agreement dated as of October 20, 1995 between Jones Intercable, Inc. and Jones Cable Holdings, Inc. (10)

       27           Financial Data Schedule

- ----------

       (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0-13964 and 0-14206).

       (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13193, 0-13807, 0-13964 and 0-14206).

       (3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-13193).

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

       (8) Incorporated by reference from the Form 8-K of Cable TV Fund 12-B, Ltd. dated 3/10/95 (Commission File No. 0-13193).

       (9) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended May 31, 1995 of Jones Intercable, Inc. (Commission File No. 1-9953)

       (10) Incorporated by reference from the Form 8-K of Cable TV Fund 12-B, Ltd. dated 11/1/95 (Commission File No. 0-13193).

(b)                 Reports on Form 8-K.

                    A Current Report on Form 8-K (Commission File No. 0-13193), dated December 4, 1995, describing certain litigation regarding the proposed sale of the Tampa System was filed with the Securities and Exchange Commission on December 5, 1995.

                    A Current Report on Form 8-K (Commission File No. 0-13193), dated March 13. 1996. describing the sale of the Tampa System was filed with the Securities and Exchange Commission on March 14, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CABLE TV FUND 12-D, LTD.
                                       a Colorado limited partnership
                                       By:   Jones Intercable, Inc.



                                       By:   /s/ Glenn R. Jones
                                             -------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
Dated:   March 25, 1996                      Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By:   /s/ Glenn R. Jones
                                             -------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
                                             Executive Officer
Dated:   March 25, 1996                      (Principal Executive Officer)



                                       By:   /s/ Kevin P. Coyle
                                             -------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
Dated:   March 25, 1996                      (Principal Financial Officer)



                                       By:   /s/ Larry Kaschinske
                                             -------------------------------
                                             Larry Kaschinske
                                             Controller
Dated:   March 25, 1996                      (Principal Accounting Officer)



                                       By:   /s/ James B. O'Brien
                                             -------------------------------
                                             James B. O'Brien
Dated:   March 25, 1996                      President and Director



                                       By:   /s/ Raymond L. Vigil
                                             -------------------------------
                                             Raymond L. Vigil
Dated:   March 25, 1996                      Group Vice President and Director



                                       By:   /s/ Derek H. Burney
                                             -------------------------------
                                             Derek H. Burney
Dated:   March 25, 1996                      Director

                                       By:
                                             -------------------------------
                                             Robert E. Cole
Dated:                                       Director



                                       By:   /s/ William E. Frenzel
                                             -------------------------------
                                             William E. Frenzel
Dated:   March 25, 1996                      Director



                                       By:   /s/ Donald L. Jacobs
                                             -------------------------------
                                             Donald L. Jacobs
Dated:   March 25, 1996                      Director



                                       By:   /s/ James J. Krejci
                                             -------------------------------
                                             James J. Krejci
Dated:   March 25, 1996                      Director



                                       By:   /s/ John A. MacDonald
                                             -------------------------------
                                             John A. MacDonald
Dated:   March 25, 1996                      Director



                                       By:
                                             -------------------------------
                                             Raphael M. Solot
Dated:                                       Director



                                       By:   /s/ Daniel E. Somers
                                             -------------------------------
                                             Daniel E. Somers
Dated:   March 25, 1996                      Director



                                       By:   /s/ Howard O. Thrall
                                             -------------------------------
                                             Howard O. Thrall
Dated:   March 25, 1996                      Director



                                       By:   /s/ Robert B. Zoellick
                                             -------------------------------
                                             Robert B. Zoellick
Dated:   March 25, 1996                      Director



(21507)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
4.1          Limited Partnership Agreement for Cable TV Fund 12-D, Ltd.
             (1)

4.2 Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd.,
             Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. (2)

10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Edwards
             Air Force Base, California (Fund 12-BCD). (3)

10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Lancaster, California (Fund 12-BCD). (4)

10.1.3 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Unincorporated portions of Los Angeles County, California
             (Fund 12-BCD). (4)

10.1.4 Copy of Los Angeles County Code regarding cable tv system franchises (Fund 12-BCD). (5)

10.1.5 Copy of Ordinance 90-0118F dated 10/29/90 granting a cable television franchise to Fund 12-BCD (Fund 12-BCD). (5)

10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Green
             Valley/Elizabeth Lake/Leona Valley unincorporated areas of Los Angeles County, California (Fund 12-BCD). (2)

10.1.7 Ordinance 88-0166F dated 10/4/88 amending the franchise described in 10.1.5 (Fund 12-BCD). (5)

10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Palmdale, California (Fund 12-BCD). (5)

10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albuquerque, New Mexico (Fund 12-BCD). (4)

10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Bernalillo, New Mexico (Fund 12-BCD). (4)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
10.1.11      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Bernalillo, New Mexico (Fund 12-BCD). (4)

10.1.12 Resolution No. 12-14-87 dated 12/14/87 authorizing the assignment of the franchise to Fund 12-BCD. (5)

10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bosque Farms, New Mexico (Fund 12-BCD). (4)

10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Corrales, New Mexico (Fund 12-BCD). (4)

10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Kirtland Air Force Base, New Mexico (Fund 12-BCD). (5)

10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Los Ranchos, New Mexico (Fund 12-BCD). (4)

10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Sandoval, New Mexico (Fund 12-BCD). (4)

10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Valencia, New Mexico (Fund 12-BCD). (4)

10.1.19 Resolution No. 88-23 dated 2/14/88 authorizing assignment of the franchise to Fund 12-BCD. (5)

10.2.1       Note Purchase Agreement dated as of March 31, 1992 between
             Cable TV Fund 12-BCD Venture and the Noteholders

10.2.2       Amendment No. 1 dated as of March 31, 1994 to the Note
             Purchase Agreement dated as of March 31, 1992 between Cable
             TV Fund 12-BCD Venture and the Noteholders

10.2.3       Amendment No. 2 dated as of September 30, 1994 to the Note
             Purchase Agreement dated as of March 31, 1992 between Cable
             TV Fund 12-BCD Venture and the Noteholders

10.2.4       Amendment No. 3 dated as of February 12, 1996 to the Note
             Purchase Agreement dated as of March 31, 1992 between Cable
             TV Fund 12-BCD Venture and the Noteholders

10.2.5       Second Amended and Restated Credit Agreement by and among
             Cable TV Fund 12-BCD Venture, various banks, Corestates
             Bank, N.A. and Societe Generale, as Managing Agents and
             Corestates Bank, N.A., as Administrative Agent dated
             February 12, 1996.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
10.3.1       Purchase and Sale Agreement dated as of March 29, 1988 by
             and between Cable TV Fund 12-BCD Venture as Buyer and Video
             Company as Seller. (6)

10.3.2       Purchase and Sale Agreement dated 9/20/91 and amendments
             thereto between Cable TV Fund 12-BCD Venture as Seller and
             Falcon Classic Cable Income Properties, L.P. (Fund 12-BCD).
             (7)

10.3.3 Purchase and Sale Agreement dated as of August 11, 1995 between Cable TV Fund 12-BCD Venture and Jones Intercable,
             Inc. (9)

10.3.4       Assignment and Assumption Agreement dated as of October 20,
             1995 between Jones Intercable, Inc. and Jones Cable
             Holdings, Inc. (10)

27           Financial Data Schedule

- ----------

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

(3)          Incorporated by reference from Registrant's Report on Form
             10-K for the fiscal year ended December 31, 1994 (Commission
             File No. 0-13193).

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

(8)          Incorporated by reference from the Form 8-K of Cable TV Fund
             12-B, Ltd. dated 3/10/95 (Commission File No. 0-13193).

(9)          Incorporated by reference from the Annual Report on Form
             10-K for fiscal year ended May 31, 1995 of Jones Intercable,
             Inc. (Commission File No. 1-9953)

(10)         Incorporated by reference from the Form 8-K of Cable TV Fund
             12-B, Ltd. dated 11/1/95 (Commission File No. 0-13193).