Form 10-Q
period 1996-09-30
CABLE TV FUND 12-D LTD
filed 1996-11-14
CIK 789292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from          to
                               --------   --------

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

Yes   X                                                                 No
    ------                                                                -----

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                            September 30,    December 31,
                             ASSETS                                             1996            1995
                             ------                                         -------------   -------------
CASH AND CASH EQUIVALENTS                                                   $   1,306,025   $   1,384,794

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $499,355 and $486,392 at September 30, 1996 and December 31, 1995,
    respectively                                                                2,846,879       4,464,773
  Affiliated entity                                                                     -         159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      209,745,117     294,472,892
  Less- accumulated depreciation                                             (107,962,710)   (155,826,572)
                                                                            -------------   -------------
                                                                              101,782,407     138,646,320
  Franchise costs and other intangible assets, net of
    accumulated amortization of $83,384,951 at
    September 30, 1996 and $56,248,743 at
    December 31, 1995, respectively                                            11,841,918      16,856,328
                                                                            -------------   -------------
                       Total investment in cable television properties        113,624,325     155,502,648

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 3,074,566       1,974,677
                                                                            -------------   -------------
                       Total assets                                         $ 120,851,795   $ 163,486,029
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                          September 30,    December 31,
        LIABILITIES AND PARTNERS' DEFICIT                      1996            1995
        ---------------------------------                 -------------   -------------

LIABILITIES:
  Debt                                                     $138,245,512   $ 180,770,267
  Accounts payable - General Partner                                  -       4,198,739
  Trade accounts payable and accrued liabilities              1,996,169       7,729,433
  Subscriber prepayments                                        455,205         517,908
                                                           ------------   -------------
            Total liabilities                               140,696,886     193,216,347
                                                           ------------   -------------
MINORITY INTEREST IN JOINT VENTURE                           (4,746,270)     (7,527,461)
                                                           ------------   -------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                           1,000           1,000
    Accumulated deficit                                         (57,731)     (1,245,562)
                                                           ------------   -------------
                                                                (56,731)     (1,244,562)
                                                           ------------   -------------
  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at September 30, 1996 and December 31, 1995)          102,198,175     102,198,175
    Accumulated deficit                                     (75,693,265)   (123,156,470)
    Distributions                                           (41,547,000)              -
                                                           ------------   -------------
                                                            (15,042,090)    (20,958,295)
                                                           ------------   -------------
            Total liabilities and partners' deficit        $120,851,795   $ 163,486,029
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                    For the Three Months Ended    For the Nine Months Ended
                                           September 30,               September 30,
                                    --------------------------   ---------------------------
                                        1996          1995           1996          1995
                                    ------------   -----------   ------------  -------------
REVENUES                             $19,339,146   $25,684,165   $ 62,317,984   $ 75,237,447

COSTS AND EXPENSES:
 Operating expenses                   11,214,845    15,089,829     37,638,477     43,747,151
 Management fees and
  allocated overhead
  from Jones Intercable, Inc.          2,082,596     2,966,946      7,162,703      8,925,505
 Depreciation and
  amortization                         5,167,369     6,742,379     16,425,200     20,106,760
                                     -----------   -----------   ------------   ------------
OPERATING INCOME                         874,336       885,011      1,091,604      2,458,031
                                     -----------   -----------   ------------   ------------
OTHER INCOME (EXPENSE):
 Interest expense                     (2,770,590)   (3,678,727)    (8,645,364)   (11,594,350)
 Gain on sale of cable television
  system                                       -             -     71,914,391              -
 Other, net                             (124,402)      (50,399)         3,211         29,050
                                     -----------   -----------   ------------   ------------
   Total other income
    (expense), net                    (2,894,992)   (3,729,126)    63,272,238    (11,565,300)
                                     -----------   -----------   ------------   ------------
CONSOLIDATED INCOME (LOSS)            (2,020,656)   (2,844,115)    64,363,842     (9,107,269)

MINORITY INTEREST IN
 CONSOLIDATED INCOME (LOSS)              494,212       691,862    (15,712,806)     2,223,704
                                     -----------   -----------   ------------   ------------
NET INCOME (LOSS)                    $(1,526,444)  $(2,152,253)  $ 48,651,036   $ (6,883,565)
                                     ===========   ===========   ============   ============
ALLOCATION OF NET
 INCOME (LOSS):
 General Partner                     $   (15,264)  $   (21,523)  $  1,187,831   $    (68,836)
                                     ===========   ===========   ============   ============

 Limited Partners                    $(1,511,180)  $(2,130,730)  $ 47,463,205   $ (6,814,729)
                                     ===========   ===========   ============   ============

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT            $     (6.37)  $     (8.98)  $     199.98   $     (28.71)
                                     ===========   ===========   ============   ============

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                       237,339       237,339        237,339        237,339
                                     ===========   ===========   ============   ============


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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                             For the Nine Months Ended
                                                                   September 30,
                                                            -----------------------------
                                                                1996           1995
                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $  48,651,036   $ (6,883,565)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                               16,425,200     20,106,760
   Gain on sale of cable television system                    (71,914,391)             -
   Minority interest in consolidated income (loss)             15,712,806     (2,223,704)
   Decrease in trade receivables                                1,617,894        298,026
   Increase in deposits, prepaid expenses and
    other assets                                                  (13,086)      (162,021)
   Increase (decrease) in accounts payable, accrued
    liabilities and subscriber prepayments                     (5,795,967)       443,188
   Increase (decrease) in amount due General Partner           (4,198,739)       861,599
                                                            -------------   ------------

     Net cash provided by operating activities                    484,753     12,440,283
                                                            -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                           (12,464,928)   (15,754,066)
 Proceeds from sale of cable television system                110,395,667              -
                                                            -------------   ------------

     Net cash provided by (used in) investing activities       97,930,739    (15,754,066)
                                                            -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                      72,179,827        608,191
 Repayment of debt                                           (114,704,582)      (311,140)
 Distributions to Limited Partners                            (41,547,000)
 Distributions to Joint Venture partners                      (13,453,000)             -
                                                            -------------   ------------

     Net cash provided by (used in) financing activities      (97,524,755)       297,051
                                                            -------------   ------------

Decrease in cash and cash equivalents                             (78,769)    (3,016,732)

Cash and cash equivalents, beginning of period                  1,384,794      4,391,602
                                                            -------------   ------------

Cash and cash equivalents, end of period                    $   1,306,025   $  1,374,870
                                                            =============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                              $  10,701,643   $ 10,171,318
                                                            =============   ============

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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV
Fund 12-D, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and September 30, 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995.
Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. During the three month period ended September 30, 1996, the Venture owned and operated the cable television systems serving the areas in and around Palmdale, California (the "Palmdale System") and Albuquerque, New Mexico (the "Albuquerque System"). As discussed below, the Venture's cable television system serving the areas in and around Tampa, Florida (the "Tampa System") was sold on February 28, 1996.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1996 were $966,957 and $3,115,899, respectively, compared to $1,284,708 and $3,761,872, respectively, for the similar 1995 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 were $1,115,639 and $4,046,804, respectively, compared to $1,682,738 and $5,163,633, respectively, for the similar 1995 periods.

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

     The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the nine month periods ended September 30, 1996 and 1995, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                      For the Nine Months Ended September 30, 1996
                      --------------------------------------------

                                        Pro Forma
                         As Reported   Adjustments    Pro Forma
                         -----------  -------------  -----------
     Revenues            $62,317,984  $  4,885,191   $57,432,793
                         ===========  ============   ===========

     Operating Income    $ 1,091,604  $ (1,131,894)  $ 2,223,498
                         ===========  ============   ===========

     Net Income          $48,651,036  $(50,311,123)  $(1,660,087)
                         ===========  ============   ===========

                       For the Nine Months Ended September 30, 1995
                       --------------------------------------------

                                         Pro Forma
                          As Reported   Adjustments    Pro Forma
                          ------------  ------------  -----------
     Revenues             $75,237,447   $21,240,827   $53,996,620
                          ===========   ===========   ===========

     Operating Income     $ 2,458,031   $  (622,489)  $ 1,835,542
                          ===========   ===========   ===========

     Net Income (Loss)    $(9,107,269)  $ 2,376,752   $(6,730,517)
                          ===========   ===========   ===========

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture sold the Tampa System in February 1996. No specific dates or terms have yet been set for the sale of the remainder of the Venture's systems.

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

     Capital expenditures for the Venture totaled approximately $9,181,000 during the first nine months of 1996. New plant construction accounted for approximately 49 percent of the capital expenditures. Service drops to homes accounted for approximately 20 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings from the General Partner. Expected capital expenditures for the remainder of 1996 are approximately $4,200,000. Service drops to homes are anticipated to account for approximately 83 percent. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at September 30, 1996 consisted of $55,393,187 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes required payments of interest only to March 1996, with interest and accelerating principal payments required for the four years thereafter, payable semi-annually in March and September. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000. The principal payment of approximately $3,952,700 due in March 1997 is expected to be funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     In February 1996, the Venture was required by the terms of its then-existing $87,000,000 credit facility to make a principal repayment of $22,000,000 from proceeds received from the sale of the Tampa System. Simultaneously with the sale of the Tampa System, the Venture amended this credit facility to increase the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The balance outstanding on the Venture's amended credit facility at September 30, 1996 was $82,130,620, leaving $37,869,380 available. At the Venture's option, the credit facility matures on either December 31, 1999 or December 31, 2004. In the event the Venture elects the latter maturity date, the credit facility will amortize in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus .625 percent to 1.375 percent, the Prime Rate plus 0 percent to .375 percent or the

Certificate of Deposit Rate plus .75 percent to 1.50 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of September 30, 1996 and 1995 were 6.97 percent and 7.38 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues in the Venture's systems decreased $6,345,019, or approximately
25 percent, to $19,339,146 for the three month period ended September 30, 1996 from $25,684,165 for the comparable period in 1995. Revenues decreased $12,919,463, or approximately 17 percent, to $62,317,984 for the nine month period ended September 30, 1996 from $75,237,447 for the comparable period in 1995. These decreases were due to the sale of the Tampa System. Disregarding the effect of the Tampa System sale, revenues increased $921,615, or approximately 5 percent, to $19,339,146 for the three month period ended September 30, 1996 from $18,417,531 for the comparable period in 1995. Revenues increased $3,436,173, or approximately 6 percent, to $57,432,793 for the nine month period ended September 30, 1996 from $53,996,620 for the comparable period in 1995. An increase in the number of basic service subscribers combined with basic service rate increases implemented in the Venture's systems primarily accounted for the increase in revenues. An increase in the number of basic service subscribers in the Albuquerque System and the Palmdale System accounted for approximately 36 percent and 44 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic service subscribers increased by 4,091 subscribers, or approximately 2 percent, to 175,214 subscribers for the nine month period ended September 30, 1996 from 171,123 subscribers for the comparable period in 1995. Basic service rate increases accounted for approximately 64 percent and 56 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. No other individual factors were significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses decreased $3,874,984, or approximately 25 percent, to $11,214,845 for the three month period ended September 30, 1996 from $15,089,829 for the comparable period in 1995. Operating expenses decreased $6,108,674, or approximately 13 percent, to $37,638,477 for the nine month period ended September 30, 1996 from $43,747,151 for the comparable period in 1995. Disregarding the effect of the Tampa System sale, operating expenses increased $30,866, or approximately less than 1 percent, to $11,134,627 for the three month period ended September 30, 1996 from $11,103,758 for the comparable period in 1995. Operating expenses increased $2,632,201, or approximately 9 percent, to $33,189,795 for the nine month period ended September 30, 1996 from $30,557,594 for the comparable period in 1995. Operating expenses represented 57 percent and 58 percent, respectively, of revenues for the three month periods ended September 30, 1996 and 1995, and 60 percent and 58 percent, respectively, for the nine month periods ended September 30, 1996 and 1995. An increase in programming fees primarily accounted for the increase in operating expenses. No other factor contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partners decreased $884,350, or approximately 29 percent, to $2,082,596 for the three month period ended September 30, 1996 from $2,966,946 for the comparable period in 1995. Management fees and allocated overhead from the General Partners decreased $1,762,802, or approximately 19 percent, to $7,162,703 for the nine month period ended September 30, 1996 from $8,925,505 for the comparable period in 1995. Disregarding the effect of the Tampa System sale, management fees and allocated overhead from the General Partners increased $146,060, or approximately 8 percent, to $2,082,596 for the three month period ended September 30, 1996 from $1,936,536 for the comparable period in 1995. Management fees and allocated overhead from the General Partner increased $184,077, or approximately 3 percent, to $6,585,846 for the nine month period ended September 30, 1996 from $6,401,769 for the comparable period in 1995. These increases were due to the increases in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense decreased $1,575,010, or approximately 23 percent, to $5,167,369 for the three month period ended September 30, 1996 from $6,742,379 for the comparable period in 1995. Depreciation and amortization expense decreased $3,681,560, or approximately 18 percent, to $16,425,200 for the nine month period ended September 30, 1996 from $20,106,760 for the comparable period in 1995. Disregarding the effect of the Tampa System sale, depreciation and amortization expense increased $24,345, or approximately less than 1 percent, to $5,167,369 for the three month period ended September 30, 1996 from $5,143,024 for the comparable period in 1995. Depreciation and amortization expense increased $247,084, or approximately 2 percent, to $15,433,462 for the nine month period ended September 30, 1996 from $15,186,378 for the comparable period in 1995. These decreases were due to the maturation of the Partnership's asset base.

     The Venture's operating income decreased $10,675, or approximately 1 percent, to $874,336 for the three month period ended September 30, 1996 from $885,011 for the comparable period in 1995. Operating income decreased $1,366,427, or approximately 55 percent to $1,091,604 for the nine month period ended September 30, 1996 from $2,458,031 for the comparable period in 1995. Disregarding the effect of the Tampa System sale, operating income increased $600,341 to $834,554 for the three month period ended September 30, 1996 from $234,213 for the comparable period in 1995. Operating income increased $252,811, or approximately 14 percent, to $2,103,690 for the nine month period ended September 30, 1996 from $1,850,879 for the comparable period in 1995. These increases were due to the decreases in depreciation and amortization expense in 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization decreased $1,585,685, or approximately 20 percent, to $6,041,705 for the three month period ended September 30, 1996 from $7,627,390 for the comparable period in 1995. Operating income before depreciation and amortization expense decreased $5,047,987, or approximately 22 percent, to $17,516,804 for the nine month period ended September 30, 1996 from $22,564,791 for the comparable period in 1995. Disregarding the effect of the Tampa System sale, operating income before depreciation and amortization increased $624,686, or approximately 12 percent, to $6,001,923 for the three month period ended September 30, 1996 from $5,377,237 for the comparable period in 1995. Operating income before depreciation and amortization increased $499,895, or approximately 3 percent, to $17,537,152 for the nine month period ended September 30, 1996 from $17,037,257 for the comparable period in 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     Interest expense decreased $908,137, or approximately 24 percent, to $2,770,590 for the three month period ended September 30, 1996 from $3,678,227 for the comparable period in 1995. Interest expense decreased $2,948,986, or approximately 25 percent, to $8,645,364 for the nine month period ended September 30, 1996 from $11,594,350 for the comparable period in 1995. These decreases in interest expense were primarily due to the lower outstanding balance and lower effective interest rates on the Venture's interest bearing obligations. A portion of the proceeds from the sale of the Tampa System was used to reduce the Venture's debt.

     The Venture recognized a gain of $71,914,391 related to the sale of the Tampa system in February 1996. No similar gain was recognized in 1995.

     Net loss decreased $625,809, or approximately 29 percent, to $1,526,444 for the three months ended September 30, 1996 from $2,152,253 for the comparable period in 1995. Net income totaled $48,651,036 for the nine months ended September 30, 1996 compared to a net loss of $6,883,565 for the comparable 1995 period. These changes were due to the gain on the sale of the Tampa system.

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

                                         CABLE TV FUND 12-D, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              --------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)



Dated:  November 14, 1996