Form 10-Q
period 1997-03-31
CABLE TV FUND 12-D LTD
filed 1997-05-13
CIK 789292

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended  March 31, 1997
                                --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to ______________

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

Yes     X                                                          No
    ---------                                                         ----------

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                              March 31,     December 31,
                       ASSETS                                                   1997           1996
                       ------                                               -------------  -------------

CASH AND CASH EQUIVALENTS                                                   $  1,500,420   $  1,514,773

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $438,884
    and $417,017 at March 31, 1997 and December 31, 1996, respectively         3,360,883      2,676,246

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     203,332,199    198,322,316
  Less- accumulated depreciation                                             (98,911,127)   (95,040,023)
                                                                            ------------   ------------
                                                                             104,421,072    103,282,293
  Franchise costs and other intangible assets, net of accumulated amortization of $61,350,497 and $60,652,010 at
    March 31, 1997 and December 31, 1996, respectively                         9,690,657     10,389,144
                                                                            ------------   ------------

                       Total investment in cable television properties       114,111,729    113,671,437

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                4,571,563      3,036,880
                                                                            ------------   ------------

                       Total assets                                         $123,544,595   $120,899,336
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                          March 31,     December 31,
        LIABILITIES AND PARTNERS' DEFICIT                   1997           1996
        ---------------------------------               -------------  -------------

LIABILITIES:
 Debt                                                   $140,721,622   $138,345,878
 Trade accounts payable and accrued liabilities            5,723,513      4,499,549
 Subscriber prepayments                                      451,591        445,391
                                                        ------------   ------------

    Total liabilities                                    146,896,726    143,290,818
                                                        ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                        (5,967,338)    (5,732,382)
                                                        ------------   ------------

PARTNERS' DEFICIT:
 General Partner-
  Contributed capital                                          1,000          1,000
  Accumulated deficit                                        (80,591)       (73,334)
                                                        ------------   ------------

                                                             (79,591)       (72,334)
                                                        -------------  ------------

 Limited Partners-
  Net contributed capital (237,339 units outstanding
   at March 31, 1997 and December 31, 1996)              102,198,175    102,198,175
  Accumulated deficit                                    (77,956,377)   (77,237,941)
  Distributions                                          (41,547,000)   (41,547,000)
                                                        ------------   ------------

                                                         (17,305,202)   (16,586,766)
                                                        ------------   ------------

    Total liabilities and partners' deficit             $123,544,595   $120,899,336
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                  For the Three Months Ended
                                                           March 31,
                                                  --------------------------

                                                      1997           1996
                                                  -----------   ------------
REVENUES                                          $19,711,225   $ 23,545,320

COSTS AND EXPENSES:
 Operating expenses                                10,953,865     14,739,857
 Management fees and allocated overhead
  from Jones Intercable, Inc.                       2,316,066      2,778,348
 Depreciation and amortization                      4,798,547      6,119,036
                                                  -----------   ------------

OPERATING INCOME (LOSS)                             1,642,747        (91,921)
                                                  -----------   ------------

OTHER INCOME (EXPENSE):
 Interest expense                                  (2,691,262)    (3,161,193)
 Gain on sale of cable television system                    -     72,137,615
 Other, net                                            87,866            862
                                                  -----------   ------------

   Total other income (expense), net               (2,603,396)    68,977,284
                                                  -----------   ------------

CONSOLIDATED NET INCOME (LOSS)                       (960,649)    68,885,363

MINORITY INTEREST IN CONSOLIDATED
 NET INCOME (LOSS)                                    234,956    (16,849,360)
                                                  -----------   ------------

NET INCOME (LOSS)                                 $  (725,693)  $ 52,036,003
                                                  ===========   ============

ALLOCATION OF NET INCOME (LOSS):
 General Partner                                  $    (7,257)  $    (24,568)
                                                  ===========   ============

 Limited Partners                                 $  (718,436)  $ 52,060,571
                                                  ===========   ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT         $(3.03)       $219.35
                                                  ===========   ============

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                        237,339        237,339
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                            For the Three Months Ended
                                                                    March 31,
                                                            --------------------------

                                                                1997          1996
                                                            -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $  (725,693)  $  52,036,003
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                              4,798,547       6,117,468
   Gain on sale of cable television system                            -     (72,137,615)
   Minority interest in consolidated income (loss)             (234,956)     16,849,360
   Decrease (increase) in trade receivables                    (684,637)      1,846,166
   Increase in deposits, prepaid expenses and
    deferred charges                                         (1,763,639)     (1,749,256)
   Increase (decrease) in trade accounts payable and
    accrued liabilities and subscriber prepayments            1,230,164      (4,863,118)
   Decrease in amount due Jones Intercable, Inc.                      -      (4,198,739)
                                                            -----------   -------------

     Net cash provided by (used in) operating activities      2,619,786      (6,099,731)
                                                            -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                     (5,009,883)     (5,127,874)
 Proceeds from sale of cable television system                        -     110,395,667
                                                            -----------   -------------

     Net cash provided by (used in) investing activities     (5,009,883)    105,267,793
                                                            -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                     6,420,666      66,300,000
 Repayment of debt                                           (4,044,922)   (110,601,235)
 Distributions to Limited Partners                                    -     (41,547,000)
 Distributions to Joint Venture Partners                              -     (13,453,000)
                                                            -----------   -------------

     Net cash provided by (used in) financing activities      2,375,744     (99,301,235)
                                                            -----------   -------------

Decrease in cash and cash equivalents                           (14,353)       (133,173)

Cash and cash equivalents, beginning of period                1,514,773       1,384,794
                                                            -----------   -------------

Cash and cash equivalents, end of period                    $ 1,500,420   $   1,251,621
                                                            ===========   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                              $ 1,481,270   $   6,076,065
                                                            ===========   =============

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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and March 31, 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. During the three month period ended March 31, 1997, the Venture owned and operated the cable television systems serving the areas in and around Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System").
The Venture sold the cable television system serving the areas in and around Tampa, Florida (the "Tampa System") on February 28, 1996.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1997 and 1996 were $985,561 and $1,177,266, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $1,330,505 and $1,601,082, respectively.

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

       For the three months ended March 31, 1997, the Venture generated net cash from operating activities totaling $2,619,786, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $5,010,000 during the first quarter of 1997. Service drops to homes accounted for approximately 42 percent of the capital expenditures. New plant construction accounted for approximately 29 percent of the capital expenditures. Converters accounted for approximately 19 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Expected capital expenditures for the remainder of 1997 are approximately $15,300,000. Service drops to homes are anticipated to account for approximately 52 percent. Approximately 14 percent of budgeted capital expenditures is for new plant construction. Plant rebuild is anticipated to account for approximately 14 percent. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

       The Venture's debt arrangements at March 31, 1997 consisted of $51,436,531 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

       The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal through maturity, payable semi-annually in March and September. A principal payment of $3,956,656 was made in March 1997. A principal payment of approximately $3,956,656 is due in September 1997 and is expected to be funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

       The balance outstanding on the Venture's $120,000,000 credit facility at March 31, 1997 was $88,530,620, leaving $31,469,380 available for future needs. At the Venture's option, the credit facility is payable in full on December 31, 1999 or converts to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of March 31, 1997 and 1996 were 7.66 percent and 8.35 percent, respectively.

       The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated operating needs.

RESULTS OF OPERATIONS
---------------------

       Revenues in the Venture's systems decreased $3,834,095, or approximately 16 percent, to $19,711,225 for the three months ended March 31, 1997 from $23,545,320 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, revenues would have increased $1,051,296, or approximately 6 percent, to $19,711,225 for the three months ended March 31, 1997 from $18,659,929 for the similar period in 1996. The increase in revenue was due primarily to basic service rate increases and an increase in advertising activity. Basic service rate increases accounted for approximately 59 percent of the increase in revenues for the three months ended March 31, 1997. Advertising activity accounted for approximately 18 percent of the increase in revenues for the three months ended March 31, 1997. No other individual factor significantly affected the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses in the Venture's systems decreased $3,785,992, or approximately 26 percent, to $10,953,865 for the three months ended March 31, 1997 from $14,739,857 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, operating expenses would have increased $60,612, or approximately 1 percent, to $10,953,865 for the three months ended March 31, 1997 from $10,893,253 for the similar period in 1996. Operating expenses represented 56 percent and 58 percent, respectively, of revenues for the three months ended March 31, 1997 and 1996. The increase in operating expenses was primarily due to increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $48,103, or approximately 1 percent, to $8,757,360 for the three months ended March 31, 1997 from $8,805,463 for the similar period in 1996. Disregarding the effect of the Tampa System sale, operating cash flow would have increased $990,684, or approximately 13 percent, to $8,757,360 for the three months ended March 31, 1997 from $7,766,676 for the similar 1996 period. This increase was due to the increase in revenues exceeding the increases in operating expenses.

       Management fees and allocated overhead from the General Partner decreased $462,282, or approximately 17 percent, to $2,316,066 for the three months ended March 31, 1997 from $2,778,348 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, management fees and allocated overhead from the General Partner would have increased $114,194, or approximately 5 percent, to $2,316,066 for the three months ended March 31, 1997 from $2,201,872 for the similar period in 1996. This increase was primarily due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in allocated overhead from the General Partner.

       Depreciation and amortization expense decreased $1,320,489, or approximately 22 percent, to $4,798,547 for the three months ended March 31, 1997 from $6,119,036 for the similar period in 1996. This decrease was a result of the sale of the Tampa System. Disregarding the effect of the Tampa System sale, depreciation and amortization expense would have decreased $241,046, or approximately 5 percent, to $4,798,547 for the three months ended March 31, 1997 from $5,039,593 for the similar period in 1996. This decrease was due to the maturation of the Venture's asset base.

       The Venture recognized operating income of $1,642,747 for the three months ended March 31, 1997 compared to an operating loss of $91,921 for the similar period in 1996. Disregarding the effect of the Tampa System sale, the Venture's operating income would have increased $1,117,536, to $1,642,747 for the three month period ended March 31, 1997 from $525,211 for the similar period in 1996. This increase was due to the increase in revenues and the decrease in depreciation and amortization expenses exceeding the increases in operating expenses and management fees and allocated overhead expenses from the General Partner.

       Interest expense decreased $469,931, or approximately 15 percent, to $2,691,262 for the three months ended March 31, 1997 from $3,161,193 for the similar period in 1996. This decrease in interest expense was primarily due to the lower outstanding balances and lower effective interest rates on the Venture's interest bearing obligations.

       The Venture recognized a gain of $72,137,615 related to the sale of the Tampa System in February 1996. No similar gain was recognized in 1997.

       The Venture reported a net loss of $960,649 for the three months ended March 31, 1997 compared to net income of $68,885,363 for the similar period in 1996. This change was due to the gain on the sale of the Tampa System in February 1996.

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

                                             CABLE TV FUND 12-D, LTD.
                                             BY: JONES INTERCABLE, INC.
                                                 General Partner



                                             By: /S/ Kevin P. Coyle
                                                -------------------------------
                                                Kevin P. Coyle
                                                Group Vice President/Finance
                                                (Principal Financial Officer)



Dated:  May 13, 1997