Form 10-Q
period 1997-06-30
CABLE TV FUND 12-D LTD
filed 1997-08-13
CIK 789292

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------  --------------


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                               June 30,     December 31,
                           ASSETS                                                1997           1996
                           ------                                           --------------  -------------
CASH AND CASH EQUIVALENTS                                                   $   2,770,284   $  1,514,773

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $443,757
    and $417,017 at June 30, 1997 and December 31, 1996, respectively           3,503,591      2,676,246

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      206,955,004    198,322,316
  Less- accumulated depreciation                                             (102,968,667)   (95,040,023)
                                                                            -------------   ------------
                                                                              103,986,337    103,282,293
  Franchise costs and other intangible assets, net of accumulated amortization of $61,983,695 and $60,652,010 at
    June 30, 1997 and December 31, 1996, respectively                           9,057,459     10,389,144
                                                                            -------------   ------------

                       Total investment in cable television properties        113,043,796    113,671,437

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 4,833,665      3,036,880
                                                                            -------------   ------------

                       Total assets                                         $ 124,151,336   $120,899,336
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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                            June 30,     December 31,
         LIABILITIES AND PARTNERS' DEFICIT                    1997           1996
         ---------------------------------                -------------  -------------
LIABILITIES:
  Debt                                                    $142,024,854   $138,345,878
  Trade accounts payable and accrued liabilities             5,693,454      4,499,549
  Subscriber prepayments                                       417,758        445,391
                                                          ------------   ------------

          Total liabilities                                148,136,066    143,290,818
                                                          ------------   ------------

MINORITY INTEREST IN JOINT VENTURE                          (6,122,059)    (5,732,382)
                                                          ------------   ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                          1,000          1,000
    Accumulated deficit                                        (85,370)       (73,334)
                                                          ------------   ------------

                                                               (84,370)       (72,334)
                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at June 30, 1997 and December 31, 1996)              102,198,175    102,198,175
    Accumulated deficit                                    (78,429,476)   (77,237,941)
    Distributions                                          (41,547,000)   (41,547,000)
                                                          ------------   ------------

                                                           (17,778,301)   (16,586,766)
                                                          ------------   ------------

          Total liabilities and partners' deficit         $124,151,336   $120,899,336
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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                   For the Three Months Ended   For the Six Months Ended
                                                             June 30,                   June 30,
                                                   --------------------------  --------------------------
                                                      1997           1996          1997           1996
                                                   -----------   ------------  -----------   ------------
REVENUES                                           $21,138,684   $19,433,518   $40,849,909   $ 42,978,838

COSTS AND EXPENSES:
  Operating expenses                                11,733,343    11,682,207    22,687,208     26,423,632
  Management fees and
    allocated overhead
    from Jones Intercable, Inc.                      2,109,915     2,301,759     4,425,981      5,080,107
  Depreciation and
    amortization                                     4,866,372     5,141,927     9,664,919     11,260,963
                                                   -----------   -----------   -----------   ------------

OPERATING INCOME                                     2,429,054       307,625     4,071,801        214,136
                                                   -----------   -----------   -----------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                  (2,729,243)   (2,713,581)   (5,420,505)    (5,874,774)
  Gain on sale of cable television
    system                                                   -             -             -     71,914,391
  Other, net                                          (332,410)      (94,909)     (244,544)       130,745
                                                   -----------   -----------   -----------   ------------

         Total other income
           (expense), net                           (3,061,653)   (2,808,490)   (5,665,049)    66,170,362
                                                   -----------   -----------   -----------   ------------

CONSOLIDATED NET
  INCOME (LOSS)                                       (632,599)   (2,500,865)   (1,593,248)    66,384,498

MINORITY INTEREST IN
  CONSOLIDATED NET
  INCOME (LOSS)                                        154,721       611,712       389,677    (16,237,648)
                                                   -----------   -----------   -----------   ------------

NET INCOME (LOSS)                                  $  (477,878)  $(1,889,153)  $(1,203,571)  $ 50,146,850
                                                   ===========   ===========   ===========   ============

ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                                  $    (4,779)  $   (18,892)  $   (12,036)  $  1,202,789
                                                   ===========   ===========   ===========   ============

  Limited Partners                                 $  (473,099)  $(1,870,261)  $(1,191,535)  $ 48,944,061
                                                   ===========   ===========   ===========   ============

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                         $     (1.99)  $     (7.88)  $     (5.02)  $     206.22
                                                   ===========   ===========   ===========   ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                    237,339       237,339       237,339        237,339
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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                 For the Six Months Ended
                                                                          June 30,
                                                                ---------------------------
                                                                    1997            1996
                                                                -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $(1,203,571)  $  48,473,504
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                               9,664,919      11,257,831
      Gain on sale of cable television system                             -     (69,695,552)
      Minority interest in consolidated income (loss)              (389,677)     15,694,117
      Decrease (increase) in trade receivables                     (827,345)      1,868,738
      Increase in deposits, prepaid expenses and
        deferred charges                                         (2,201,375)     (4,049,605)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments            1,166,272      (2,795,118)
      Decrease in amount due Jones Intercable, Inc.                       -      (4,198,739)
                                                                -----------   -------------

         Net cash provided by (used in) operating activities      6,209,223      (3,444,824)
                                                                -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                        (8,632,688)     (7,481,033)
  Proceeds from sale of cable television system                           -     110,395,667
                                                                -----------   -------------

         Net cash provided by (used in) investing activities     (8,632,688)    102,914,634
                                                                -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        9,112,302      68,000,000
  Repayment of debt                                              (5,433,326)   (112,650,682)
  Distributions to Limited Partners                                       -     (41,547,000)
  Distributions to Joint Venture Partners                                 -     (13,453,000)
                                                                -----------   -------------

         Net cash provided by (used in) financing activities      3,678,976     (99,650,682)
                                                                -----------   -------------

Increase (decrease) in cash and cash equivalents                  1,255,511        (180,872)

Cash and cash equivalents, beginning of period                    1,514,773       1,384,794
                                                                -----------   -------------

Cash and cash equivalents, end of period                        $ 2,770,284   $   1,203,922
                                                                ===========   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $ 5,407,828   $   6,626,558
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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its statements of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. During the six month period ended June 30, 1997, the Venture owned and operated the cable television systems serving the areas in and around Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System"). The Venture sold the cable television system serving the areas in and around Tampa, Florida (the "Tampa System") on February 28, 1996.

(2) On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur during the first quarter of 1998. Upon the consummation of the sale of the Albuquerque System, the Venture must repay its outstanding Senior Notes balance of $51,436,531 plus a make whole premium and, subject to an amendment to the Venture's credit facility, it will repay approximately $40,000,000 of the then outstanding balance of its credit facility. The Venture then anticipates, again subject to an amendment to the Venture's credit facility, making a distribution of approximately $125,000,000 to the Venture's partners. The Partnership's portion of this distribution would be approximately $94,428,308, of which approximately $90,101,856 would be distributed to the limited partners and approximately $4,326,452 would be distributed to the General Partner. This distribution of the Albuquerque System's sale proceeds will give the Partnership's limited partners an approximate return of $759 for each $1,000 invested in the Partnership. Taking into account the 1996 distribution made on the sale of the Tampa System and the anticipated distribution to be made on the sale of the Albuquerque System in 1998, the limited partners will have received a total of $1,109 for each $1,000 invested in the Partnership.

(3) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1997 were $1,056,934 and $2,042,495, respectively, compared to $971,676 and $2,148,942, respectively, for the comparable period in 1996.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Venture to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 were $1,052,981 and $2,383,486, respectively, compared to $1,330,083 and $2,931,165, respectively, for the comparable periods in 1996.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the partnerships that comprise the Venture, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, has entered into a purchase and sale agreement to sell the Albuquerque System. No specific dates or terms have yet been set for the sale of the Palmdale System.

     On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur during the first quarter of 1998. Upon the consummation of the sale of the Albuquerque System, the Venture must repay its outstanding Senior Notes balance of $51,436,531 plus a make whole premium and, subject to an amendment to the Venture's credit facility, it will repay approximately $40,000,000 of the then outstanding balance of its credit facility. The Venture then anticipates, again subject to an amendment to the Venture's credit facility, making a distribution of approximately $125,000,000 to the Venture's partners. The Partnership's portion of this distribution would be approximately $94,428,308, of which approximately $90,101,856 would be distributed to the limited partners and approximately $4,326,452 would be distributed to the General Partner. This distribution of the Albuquerque System's sale proceeds will give the Partnership's limited partners an approximate return of $759 for each $1,000 invested in the Partnership. Taking into account the 1996 distribution made on the sale of the Tampa System and the anticipated distribution to be made on the sale of the Albuquerque System in 1998, the limited partners will have received a total of $1,109 for each $1,000 invested in the Partnership.

     For the six months ended June 30, 1997, the Venture generated net cash from operating activities totaling $6,209,233, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $8,633,000 during the first six months of 1997. Service drops to homes accounted for approximately 40 percent of the capital expenditures. New plant construction accounted for approximately 31 percent of the capital expenditures. The purchase of converters accounted for approximately 11 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Expected capital expenditures for the remainder of 1997 are approximately $11,656,000. Service drops to homes are anticipated to account for approximately 56 percent. Plant rebuild is anticipated to account for approximately 15 percent. Approximately 7 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures is for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. As a result of the pending sale of the Albuquerque System, remaining budgeted capital expenditures for the Albuquerque System for 1997 will be only for various enhancements necessary to maintain the value of the Albuquerque System until it is sold.

     The Venture's debt arrangements at June 30, 1997 consisted of $51,436,531 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal through maturity, payable semi-annually in March and September. A principal payment of $3,956,656 was made in March 1997. A principal payment of approximately $3,956,656 is due in September 1997 and is expected to be funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Upon the sale of the Albuquerque System, the Senior Notes will be repaid in full together with a make whole premium.

     The balance outstanding on the Venture's $120,000,000 credit facility at June 30, 1997 was $89,630,620, leaving $30,369,380 available for future needs. Upon the sale of the Albuquerque System and subject to an amendment to the Venture's credit facility, the Venture anticipates repaying approximately $40,000,000 of the then outstanding balance of the credit facility and that there will be a reduction in the maximum amount available for borrowing. At the Venture's option, the credit facility will be payable in full on December 31, 1999 or will convert to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of June 30, 1997 and 1996 were 7.61 percent and 7.62 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Tampa System in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for all periods discussed.

     Revenues in the Albuquerque System and the Palmdale System increased $1,705,166, or approximately 9 percent, to $21,138,684 for the three months ended June 30, 1997 from $19,433,518 for the comparable period in 1996.
Revenues increased $2,756,262, or approximately 7 percent, to $40,849,909 for the six months ended June 30, 1997 from $38,093,647 for the comparable period in 1996. These increases in revenues were due primarily to basic service rate increases, an increase in basic subscribers and an increase in pay per view revenues. Basic service rate increases accounted for approximately 46 percent and 51 percent of the increase in revenues for the three and six months ended June 30, 1997. The increase in the number of basic subscribers accounted for approximately 12 percent and 20 percent of the increases in revenues for the three and six months ended June 30, 1997. The increase in pay per view revenues accounted for approximately 26 percent and 18 percent of the increase in revenues for the three and six months ended June 30, 1997. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Albuquerque System and the Palmdale System increased $51,136, or less than 1 percent, to $11,733,343 for the three months ended June 30, 1997 from $11,682,207 for the comparable period in 1996. Operating expenses increased $632,040, or approximately 3 percent, to $22,687,208 for the six months ended June 30, 1997 from $22,055,168 for the comparable period in 1996. Operating expenses represented 56 percent of revenues for the three and six months ended June 30, 1997 and 59 percent and 58 percent, respectively, of revenues for the three and six months ended June 30, 1996. The increases in operating expenses were primarily due to increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $1,654,030, or approximately 21 percent, to $9,405,341 for the three months ended June 30, 1997 from $7,751,311 for the comparable period in 1996. Operating cash flow increased $2,124,222, or approximately 13 percent, to $18,162,701 for the six months ended June 30, 1997 from $16,038,479 for the comparable period in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $191,844, or approximately 8 percent, to $2,109,915 for the three months ended June 30, 1997 from $2,301,759 for the comparable period in 1996. Management fees and allocated overhead from the General Partner decreased $77,269, or approximately 2 percent, to $4,425,981 for the six months ended June 30, 1997 from $4,503,250 for the comparable period in 1996. These decreases were primarily due to decreases in allocated overhead from the General Partner, which was partially offset by an increase in management fees.

     Depreciation and amortization expense decreased $275,555, or approximately 5 percent, to $4,866,372 for the three months ended June 30, 1997 from $5,141,927 for the comparable period in 1996. Depreciation and amortization expense decreased $604,306, or approximately 6 percent, to $9,664,919 for the six months ended June 30, 1997 from $10,269,225 for the comparable period in 1996. These decreases were due to the maturation of the Venture's asset base.

     The Venture recognized operating income of $2,429,054 for the three months ended June 30, 1997 compared to $307,625 for the comparable period in 1996. The Venture recognized operating income of $4,071,801 for the six months ended June 30, 1997 compared to $1,266,004 for the comparable period in 1996. These increases were due to the increases in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increases in operating expenses.

     Interest expense increased $15,662, or less than 1 percent, to $2,729,243 for the three months ended June 30, 1997 from $2,713,581 for the comparable period in 1996. Interest expense decreased $454,269, or approximately 8 percent, to $5,420,505 for the six months ended June 30, 1997 from $5,874,774 for the comparable period in 1996. This decrease was primarily due to lower outstanding balances on the Venture's interest bearing obligations.

     The Venture recognized a gain of $71,914,391 related to the sale of the Tampa System in February 1996. No similar gain was recognized in the first six months of 1997.

     The Venture reported a net loss of $477,878 for the three months ended June 30, 1997 compared to $1,889,153 for the comparable period in 1996. This change was a result of the factors discussed above. The Venture reported a net loss of $1,203,571 for the six months ended June 30, 1997 compared to net income of $50,146,850 for the comparable period in 1996. This change was due to the Venture reporting a gain on the sale of the Tampa System during the six months ended June 30, 1996, while no similar gain was recognized for the comparable 1997 period.

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

                                         CABLE TV FUND 12-D, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)



Dated:  August 13, 1997