Form 10-K405/A
period 1997-12-31
CABLE TV FUND 12-D LTD
filed 1998-04-20
CIK 789292

                               FORM 10-K/A NO. 1
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________ to _______

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

     Yes     x                                     No _____
           -----

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

                               ITEM 1. BUSINESS
                               ----------------

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

          Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its outstanding Senior Notes balance of $41,544,890 plus a make whole premium that, based on current market interest rates, is estimated to total $2,016,985, plus accrued interest and, pursuant to an amendment to the Venture's credit facility, distribute $125,000,000 to the Partnership, Fund 12-B and Fund 12-C in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The closing adjustments will not affect the amount of the net sale proceeds distributed to the Partnership, Fund 12-B and Fund 12-C. The Partnership will receive 76 percent of the net sale proceeds, estimated to total approximately $94,428,308, and the Partnership will distribute this portion of the net sale proceeds to its partners of record as of the closing date of the sale of the Albuquerque System. Based upon financial information as of December 31, 1997, as a result of the Albuquerque System's sale, the limited partners of the Partnership, as a group, will receive approximately $90,101,856 and the General Partner will receive approximately $4,326,452. Limited partners will receive $380 for each $500 limited partnership interest, or $759 for each $1,000 invested in the Partnership from the Partnership's portion of the net proceeds of the Albuquerque System's sale. Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Albuquerque System, limited partners of the Partnership will have received a total of $555 for each $500 limited partnership interest, or $1,109 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1995 and 1996 from the net proceeds of the sale of the Tampa System.

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

          Following are the franchises held by the Venture relating to the Systems and the expiration date of each franchise:

ALBUQUERQUE SYSTEM                                PALMDALE SYSTEM
------------------                                ---------------
Bernalillo County                 08/05/2011      Edwards AFB                            09/30/2004
City of Albuquerque               09/01/1999      City of Lancaster                      05/04/2001
Kirtland AFB                      10/01/1999      Los Angeles County                     10/29/2005
Sandoval County                   03/03/2002      Los Angeles County-Green Valley/       10/29/2005
Town of Bernalillo                08/17/2001      Elizabeth Lake/Leona Valley
Valencia County                   01/21/2000      City of Palmdale                       02/13/2007
Village of Bosque Farms           10/13/1999
Village of Corrales               04/20/2006
Village of Los Ranchos            05/14/2011

          The Venture's franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

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

                              ITEM 2. PROPERTIES
                              ------------------

          The cable television systems owned by the Venture are described below:

             Ownership                          SYSTEM                      ACQUISITION DATE
            ----------                          ------                      ----------------
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

                                                                                       At December 31,
                                                                     ------------------------------------------------
Palmdale System                                                    1997                    1996                    1995
----------------                                                   ----                    ----                    ----
Monthly basic plus service rate                                   $ 26.52                 $ 24.77                 $ 23.27
Basic subscribers                                                  63,521                  63,188                  61,993
Pay units                                                          42,731                  45,108                  46,699


                                                                                      At December 31,
                                                                      -----------------------------------------------
Albuquerque System                                                  1997                    1996                    1995
------------------                                                  ----                    ----                    ----
Monthly basic plus service rate                                  $  25.35                $  23.95                $  22.85
Basic subscribers                                                 114,553                 112,460                 109,911
Pay units                                                          68,113                  61,210                  57,189



                          ITEM 3. LEGAL PROCEEDINGS
                          -------------------------

         David Hirsch, Marty, Inc. Pension Plan (By its Trustee and Beneficiary,
         -----------------------------------------------------------------------
Martin Ury) and Jonathan Fussner and Eileen Fussner, derivatively on behalf of
------------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd.
-------------------------------------------------------------------------------
v. Jones Intercable, Inc. (Arapahoe County District Court, Colorado, Case No.
-------------------------
96-CV-1800, Division 3).

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

       The plaintiffs in the Cohen and Cordova actions have not specified the
                             -----     -------
requested relief in quantitative terms. The plaintiffs have requested that (i) the court determine what is a reasonable late fee under applicable law, (ii) the court order Jones Intercable, Inc. and its affiliates that own and operate cable television systems to reduce their late payment penalties to such level going forward and (iii) the court require Jones Intercable, Inc. and its affiliates that own and operate cable television systems to refund all late fee payments in excess of the "reasonable amount" paid by subscribers, subject to the applicable statutes of limitations. The plaintiff in the Cordova case also seeks treble damages for New Mexico subscribers based on alleged violations of the Deceptive Practices Act. The General Partner currently is opposing plaintiff's motion to certify a nationwide class in the Cohen case, and the General Partner does not
                                  -----
expect a trial on the merits of the cases until sometime in 1999. Given the preliminary status of these cases, the General Partner cannot predict whether the Venture or the Partnership will have any material financial obligation to the plaintiffs or whether this litigation will have an adverse effect on the distributions to be made to the limited partners of the Partnership.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

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

Item 6. Selected Financial Data
-------------------------------

                                                                      For the Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd./(a)/               1997                1996                1995                1994               1993
-----------------------------           ------------        ------------        ------------        ------------       -------------
Revenues                                $ 82,675,018        $ 82,363,752        $101,399,697        $ 92,823,076       $ 89,131,530
Depreciation and Amortization             21,837,251          22,142,809          26,666,735          24,809,654         25,772,299
Operating Income                           6,129,688           1,880,308           4,127,622             289,904            779,887

Minority Interest in Consolidated

  (Income) Loss                            1,173,555         (15,248,079)          2,720,847           3,149,271          2,833,316

Net Income (Loss)                         (3,624,693)         47,090,757/(b)/     (8,403,720)         (9,726,971)        (8,751,100)

Net Income (Loss) per Limited

  Partnership Unit                            (15.12)             193.47/(b)/         (35.05)             (40.57)            (36.50)

Weighted Average Number of Limited

  Partnership Units Outstanding              237,339             237,339             237,339             237,339            237,339

General Partner's Deficit                   (108,581)            (72,334)         (1,244,562)         (1,160,525)        (1,063,255)

Limited Partners' Deficit                (20,175,212)        (16,586,766)        (20,958,295)        (12,638,612)        (3,008,911)

Total Assets                             124,269,504         120,899,336         163,486,029         170,675,914        169,670,552

Debt                                     144,308,462         138,345,878         180,770,267         180,402,748        167,698,697

General Partner Advances                           -                   -           4,198,739             616,810            188,430


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

     For the year ended December 31, 1997, the Venture generated net cash from operating activities totaling $14,131,916, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $19,866,800 during 1997. Capital expenditures in the Albuquerque System totaled $13,076,679. Of the Albuquerque System's capital expenditures, approximately 39 percent was for service drops to subscribers' homes, approximately 38 percent was for cable plant extensions and the remainder was for other capital expenditures to maintain the value of the Albuquerque System. Capital expenditures in the Palmdale System totaled $6,790,121. Of the Palmdale System's capital expenditures, approximately 31 percent was for service drops to subscribers' homes, approximately 18 percent was for cable plant extensions, approximately 16 percent was for premium service converters and the remainder was for other capital expenditures to maintain the value of the Palmdale System. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for 1998 are approximately $12,682,500. Budgeted capital expenditures in the Albuquerque System are approximately $7,777,800, of which approximately 31 percent is for service drops to customers' homes, approximately 32 percent is for cable plant extensions and the remainder relates to other capital expenditures to maintain the value of the Albuquerque System. Budgeted capital expenditures in the Palmdale System are approximately $4,904,700, of which 48 percent is for service drops to subscribers' homes, approximately 20 percent is for cable plant extensions and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Depending upon the timing of the closing of the sale of the Venture's systems, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of its systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at December 31, 1997 consisted of $47,479,874 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture. The Senior Notes and the credit facility contain certain financial covenants. The most restrictive of these covenants is that the ratio of debt to annualized cash flow will not exceed 4.5 to 1. The Venture was in compliance with all covenants at December 31, 1997.

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

Cable TV Fund 12-BCD Venture -
----------------------------

     As a result of the sale of the Tampa System in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for the periods discussed. Results of operations of each system for 1997 and 1996 are summarized below:

                                                                      Albuquerque System
                                                  ---------------------------------------------------------
                                                      1997           1996         Inc(Dec)      % Inc/(Dec)
                                                  -----------    -----------    -----------    ------------
     Revenues                                     $52,784,567    $49,487,923    $ 3,296,644          7%

     Costs and expenses
      Operating expenses                           29,842,290     28,754,334      1,087,956          4%
                                                  -----------    -----------    -----------

     Operating cash flow                           22,942,277     20,733,589      2,208,688         11%

     Management fees and allocated
      overhead from Jones Intercable, Inc.          5,583,053      5,804,631       (221,578)        (4%)
     Depreciation and amortization                 15,440,702     12,922,479      2,518,223         19%
                                                  -----------    -----------    -----------

     Operating income                             $ 1,918,522    $ 2,006,479    $   (87,957)        (4%)
                                                  ===========    ===========    ===========

                                                                        Palmdale System
                                                  ---------------------------------------------------------
                                                      1997           1996         Inc(Dec)      % Inc/(Dec)
                                                  -----------    -----------    -----------    ------------
     Revenues                                     $29,890,451    $27,990,637    $ 1,899,814          7%

     Costs and expenses
      Operating expenses                           16,116,197     15,524,050        592,147          4%
                                                  -----------    -----------    -----------

     Operating cash flow                           13,774,254     12,466,587      1,307,667         10%

     Management fees and allocated
      overhead from Jones Intercable, Inc.          3,166,539      3,227,757        (61,218)        (2%)
     Depreciation and amortization                  6,396,549      8,228,592     (1,832,043)       (22%)
                                                  -----------    -----------    -----------

     Operating income                             $ 4,211,166    $ 1,010,238    $ 3,200,928        317%
                                                  ===========    ===========    ===========

                                                                           Total
                                                  ---------------------------------------------------------
                                                      1997           1996         Inc(Dec)      % Inc/(Dec)
                                                  -----------    -----------    -----------    ------------
     Revenues                                     $82,675,018    $77,478,560    $ 5,196,458          7%

     Costs and expenses
      Operating expenses                           45,958,487     44,278,384      1,680,103          4%
                                                  -----------    -----------    -----------

     Operating cash flow                           36,716,531     33,200,176      3,516,355         11%


     Management fees and allocated
       overhead from Jones Intercable, Inc.         8,749,592      9,032,388       (282,796)        (3%)
     Depreciation and amortization                 21,837,251     21,151,071        686,180          3%
                                                  -----------    -----------    -----------

     Operating income                             $ 6,129,688    $ 3,016,717    $ 3,112,971        103%
                                                  ===========    ===========    ===========

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


                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
February 27, 1998.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                    December 31,
                                                                           --------------------------------
                     ASSETS                                                     1997               1996
                     ------                                                -------------       ------------
CASH AND CASH EQUIVALENTS                                                  $   1,742,444       $  1,514,773

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of
     $404,821 and $417,017 at December 31, 1997 and 1996,
     respectively                                                              4,456,904          2,676,246

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     218,189,145        198,322,316
  Less- accumulated depreciation                                            (113,368,132)       (95,040,023)
                                                                           -------------       ------------

                                                                             104,821,013        103,282,293
  Franchise costs and other intangible assets, net of accumulated amortization of $63,250,092 and $60,652,010 at
     December 31, 1997 and 1996, respectively                                  7,791,062         10,389,144
                                                                           -------------       ------------

                     Total investment in cable television properties         112,612,075        113,671,437

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                      5,458,081          3,036,880
                                                                           -------------       ------------

                     Total assets                                          $ 124,269,504       $120,899,336
                                                                           =============       ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                     December 31,
                                                            --------------------------------
          LIABILITIES AND PARTNERS' DEFICIT                      1997               1996
          ---------------------------------                 -------------       ------------
LIABILITIES:
  Debt                                                      $144,308,462        $138,345,878
  Trade accounts payable and accrued liabilities               6,726,286           4,499,549
  Subscriber prepayments                                         424,486             445,391
                                                            ------------        ------------

                     Total liabilities                       151,459,234         143,290,818
                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN JOINT VENTURE                            (6,905,937)         (5,732,382)
                                                            ------------        ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                            1,000               1,000
    Accumulated deficit                                         (109,581)            (73,334)
                                                            ------------        ------------

                                                                (108,581)            (72,334)
                                                            ------------        ------------

  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at December 31, 1997 and 1996)                         102,198,175         102,198,175
    Accumulated deficit                                      (80,826,387)        (77,237,941)
    Distributions                                            (41,547,000)        (41,547,000)
                                                            ------------        ------------

                                                             (20,175,212)        (16,586,766)
                                                            ------------        ------------

            Total liabilities and partners' deficit         $124,269,504        $120,899,336
                                                            ============        ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                      For the Year Ended December 31,
                                                            ----------------------------------------------------
                                                                1997                1996                1995
                                                            ------------        ------------        ------------
REVENUES                                                    $ 82,675,018        $ 82,363,752        $101,399,697

COSTS AND EXPENSES:
  Operating expenses                                          45,958,487          48,731,182          58,351,692
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                     8,749,592           9,609,453          12,253,648
  Depreciation and amortization                               21,837,251          22,142,809          26,666,735
                                                            ------------        ------------        ------------

OPERATING INCOME                                               6,129,688           1,880,308           4,127,622
                                                            ------------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest expense                                           (10,934,909)        (11,219,294)        (15,347,250)
  Gain on sale of cable television system                              -          71,914,391                   -
  Other, net                                                       6,973            (236,569)             95,061
                                                            ------------        ------------        ------------

                     Total other income (expense), net       (10,927,936)         60,458,528         (15,252,189)
                                                            ------------        ------------        ------------

CONSOLIDATED NET INCOME (LOSS)                                (4,798,248)         62,338,836         (11,124,567)

MINORITY INTEREST IN CONSOLIDATED NET
  (INCOME) LOSS                                                1,173,555         (15,248,079)          2,720,847
                                                            ------------        ------------        ------------

NET INCOME (LOSS)                                           $ (3,624,693)       $ 47,090,757        $ (8,403,720)
                                                            ============        ============        ============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                           $    (36,247)       $  1,172,228        $    (84,037)
                                                            ============        ============        ============

  Limited Partners                                          $ (3,588,446)       $ 45,918,529        $ (8,319,683)
                                                            ============        ============        ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                               $(15.12)            $193.47             $(35.05)
                                                            ============        ============        ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                  237,339             237,339             237,339
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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                 --------------------------------------------

                                                                      For the Year Ended December 31,
                                                            ----------------------------------------------------
                                                                1997                1996                1995
                                                            ------------        ------------        ------------
GENERAL PARTNER:
  Balance, beginning of year                                $    (72,334)       $ (1,244,562)       $ (1,160,525)
  Net income (loss) for year                                     (36,247)          1,172,228             (84,037)
                                                            ------------        ------------        ------------

  Balance, end of year                                      $   (108,581)       $    (72,334)       $ (1,244,562)
                                                            ============        ============        ============

LIMITED PARTNERS:
  Balance, beginning of year                                $(16,586,766)       $(20,958,295)       $(12,638,612)
  Net income (loss) for year                                  (3,588,446)         45,918,529          (8,319,683)
  Distributions                                                        -         (41,547,000)                  -
                                                            ------------        ------------        ------------

  Balance, end of year                                      $(20,175,212)       $(16,586,766)       $(20,958,295)
                                                            ============        ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                  For the Year Ended December 31,
                                                                      -----------------------------------------------------
                                                                           1997                1996               1995
                                                                      -------------       --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ (3,624,693)       $  47,090,757       $ (8,403,720)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                     21,837,251           22,142,809         26,666,735
      Gain on sale of cable television system                                    -          (71,914,391)                 -
      Minority interest in consolidated income (loss)                   (1,173,555)          15,248,079         (2,720,847)
      Decrease (increase) in trade receivables                          (1,780,658)           1,788,527           (657,502)
      Increase in deposits, prepaid expenses and
        deferred charges                                                (3,332,261)          (2,221,806)          (351,579)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments                   2,205,832           (3,302,401)           (14,766)
      Increase (decrease) in advances from Jones Intercable, Inc.                -           (4,198,739)         3,581,929
                                                                      ------------        -------------       ------------

                     Net cash provided by operating activities          14,131,916            4,632,835         18,100,250
                                                                      ------------        -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                              (19,866,829)         (17,474,134)       (21,474,577)
  Proceeds from sale of cable television system                                  -          110,395,667                  -
                                                                      ------------        -------------       ------------

                     Net cash provided by (used in)
                       investing activities                            (19,866,829)          92,921,533        (21,474,577)
                                                                      ------------        -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              15,551,159           72,365,824            882,431
  Repayment of debt                                                     (9,588,575)        (114,790,213)          (514,912)
  Distributions to Limited Partners                                              -          (41,547,000)                 -
  Distributions to Joint Venture Partners                                        -          (13,453,000)                 -
                                                                      ------------        -------------       ------------

                     Net cash provided by (used in)
                       financing activities                              5,962,584          (97,424,389)           367,519
                                                                      ------------        -------------       ------------

Increase (decrease) in cash and cash equivalents                           227,671              129,979         (3,006,808)

Cash and cash equivalents, beginning of year                             1,514,773            1,384,794          4,391,602
                                                                      ------------        -------------       ------------

Cash and cash equivalents, end of year                                $  1,742,444        $   1,514,773       $  1,384,794
                                                                      ============        =============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $ 10,776,074        $  12,370,892       $ 15,331,071
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

     The programming fees paid by the Venture to Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd. and Great American Country (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Venture pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Venture under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                     December 31,
                                             -----------------------------

                                                 1997           1996
                                             -------------   ------------
          Cable distribution system          $ 199,967,191   $182,058,124
          Equipment and tools                    5,483,657      4,853,010
          Office furniture and equipment         2,842,973      2,189,497
          Buildings                              5,925,072      5,925,072
          Vehicles                               3,019,282      2,345,643
          Land                                     950,970        950,970
                                             -------------   ------------
                                               218,189,145    198,322,316
          Less-accumulated depreciation       (113,368,132)   (95,040,023)
                                             -------------   ------------
                                             $ 104,821,013   $103,282,293
                                             =============   ============

(5)  DEBT
     ----

     Debt consists of the following:

                                                     December 31,
                                             ----------------------------

                                                 1997            1996
                                             -------------   ------------
          Lending institutions-
           Revolving credit and term loan    $  95,630,620   $ 82,130,620
           Senior secured notes                 47,479,874     55,393,187

          Capital lease obligations              1,197,968        822,071
                                             -------------   ------------

                                             $ 144,308,462   $138,345,878
                                             =============   ============

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

     The plaintiffs in the Cohen and Cordova actions have not specified the
                           -----     -------
requested relief in quantitative terms. The plaintiffs have requested that (i) the court determine what is a reasonable late fee under applicable law, (ii) the court order Jones Intercable, Inc. and its affiliates that own and operate cable television systems to reduce their late payment penalties to such level going forward and (iii) the court require Jones Intercable, Inc. and its affiliates that own and operate cable television systems to refund all late fee payments in excess of the "reasonable amount" paid by subscribers, subject to the applicable statutes of limitations. The plaintiff in the Cordova case also seeks treble damages for New Mexico subscribers based on alleged violations of the Deceptive Practices Act. The General Partner currently is opposing plaintiff's motion to certify a nationwide class in the Cohen case, and the General Partner does not
                                  -----
expect a trial on the merits of the cases until sometime in 1999. Given the preliminary status of these cases, the General Partner cannot predict whether the Venture or the Partnership will have any material financial obligation to the plaintiffs or whether this litigation will have an adverse effect on the distributions to be made to the limited partners of the Partnership.

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $384,610, $373,169 and $331,963, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for the five years in the period ending December 31, 2002 and thereafter are as follows:

                         1998          $ 534,693
                         1999            398,715
                         2000            345,765
                         2001            345,046
                         2002            341,700
                         Thereafter      569,500
                                        --------

                                       $2,535,419
                                        =========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                          For the Year Ended December 31,
                                        -------------------------------------

                                           1997         1996         1995
                                        -----------  -----------  -----------

          Maintenance and repairs       $   734,011  $ 1,104,878  $ 1,182,963
                                        ===========  ===========  ===========

          Taxes, other than income
            and payroll taxes           $   873,053  $   895,669  $ 1,286,357
                                        ===========  ===========  ===========

          Advertising                   $ 1,288,316  $ 1,183,565  $ 1,298,497
                                        ===========  ===========  ===========

          Depreciation of property,
             plant and equipment        $18,824,685  $15,727,639  $20,285,166
                                        ===========  ===========  ===========

          Amortization of intangible
            assets                      $ 3,012,566  $ 6,265,907  $ 6,381,569
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

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently Senior Vice-President, Law and Corporate Secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969 and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. In March 1998, Mr. Fridman was named Chief Legal Officer of BCE Inc. and Bell Canada. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc. Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar.

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

     The programming fees paid by the Venture to Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country and Superaudio (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Venture pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Venture under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

     The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                             For the Year Ended December 31,
                                                                             ------------------------------
Cable TV Fund 12-BCD                                              1997                   1996                   1995
--------------------                                              ----                   ----                   ----
Management fees                                                $4,133,751             $4,118,188             $5,069,985
Allocation of expenses                                          4,615,841              5,491,265              7,183,663
Interest expense                                                        0                      0                220,743
Amount of advances outstanding                                          0                      0              4,198,739
Highest amount of advances outstanding                                  0                      0              4,574,572
Programming fees:
     Knowledge TV, Inc.                                           131,277                126,665                145,598
     Jones Computer Network, Ltd.                                  85,543                248,044                283,339
     Great American Country                                       131,863                141,753                      0
     Superaudio                                                   118,032                116,710                135,861

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

                                        CABLE TV FUND 12-D, LTD.
                                        a Colorado limited partnership
                                        By:  Jones Intercable, Inc.

                                        By:  /s/ Elizabeth M. Steele
                                             --------------------------------
                                             Elizabeth M. Steele
Dated:  April 17, 1998                       Vice President