Form 10-Q
period 1998-09-30
CABLE TV FUND 12-D LTD
filed 1998-11-13
CIK 789292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

                                (303) 792-3111
                         ----------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                     September 30,    December 31,
                              ASSETS                                     1998            1997
                              ------                                 --------------  --------------

CASH AND CASH EQUIVALENTS                                             $  1,033,512   $   1,742,444

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of
    $123,351 and $404,821 at September 30, 1998 and
    December 31, 1997, respectively                                        800,080       4,456,904

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                78,058,648     218,189,145
  Less- accumulated depreciation                                       (41,321,850)   (113,368,132)
                                                                      ------------   -------------
                                                                        36,736,798     104,821,013
  Franchise costs and other intangible assets, net of accumulated amortization of $34,860,504 and $63,250,091 at
    September 30, 1998 and December 31, 1997, respectively                 951,968       7,791,062
                                                                      ------------   -------------

          Total investment in cable television properties               37,688,766     112,612,075

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                          4,222,235       5,458,081
                                                                      ------------   -------------

          Total assets                                                $ 43,744,593   $ 124,269,504
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                 September 30,   December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                 1998           1997
         -------------------------------------------             --------------  -------------

LIABILITIES:
  Debt                                                           $  50,827,014   $144,308,462
  Trade accounts payable and accrued liabilities                     1,235,075      6,726,286
  Subscriber prepayments                                               193,983        424,486
                                                                 -------------   ------------

            Total liabilities                                       52,256,072    151,459,234
                                                                 -------------   ------------

MINORITY INTEREST IN JOINT VENTURE                                  (2,336,802)    (6,905,937)
                                                                 -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                  1,000          1,000
    Accumulated capital (deficit)                                    8,587,614       (109,581)
    Distributions                                                   (4,326,452)             -
                                                                 -------------   ------------

                                                                     4,262,162       (108,581)
                                                                 -------------   ------------

  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at September 30, 1998 and December 31, 1997)                 102,198,175    102,198,175
    Accumulated capital (deficit)                                   19,013,842    (80,826,387)
    Distributions                                                 (131,648,856)   (41,547,000)
                                                                 -------------   ------------

                                                                   (10,436,839)   (20,175,212)
                                                                 -------------   ------------

            Total liabilities and partners' capital (deficit)    $  43,744,593   $124,269,504
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                       For the Three Months Ended     For the Nine Months Ended
                                             September 30,                  September 30,
                                      ---------------------------   ----------------------------
                                          1998            1997           1998            1997
                                      -----------     -----------   ------------     -----------
REVENUES                              $ 8,104,593     $20,483,557   $ 51,183,646     $61,333,466

COSTS AND EXPENSES:
  Operating expenses                    4,201,391      11,170,560     27,868,922      33,857,768
  Management fees and
    allocated overhead
    from Jones Intercable, Inc.           867,031       2,115,364      5,502,293       6,541,345
  Depreciation and
    amortization                        1,904,309       5,112,445     13,929,257      14,777,364
                                      -----------     -----------   ------------     -----------

OPERATING INCOME                        1,131,862       2,085,188      3,883,174       6,156,989
                                      -----------     -----------   ------------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                       (898,545)     (2,806,590)    (6,314,501)     (8,227,095)
  Gain on sale of cable television
    system                                      -               -    147,792,730               -
  Other, net                           (1,511,505)        768,128     (1,683,152)        523,584
                                      -----------     -----------   ------------     -----------

          Total other income
            (expense), net             (2,410,050)     (2,038,462)   139,795,077      (7,703,511)
                                      -----------     -----------   ------------     -----------

CONSOLIDATED NET
  INCOME (LOSS)                        (1,278,188)         46,726    143,678,251      (1,546,522)

MINORITY INTEREST IN
  CONSOLIDATED NET
  (INCOME) LOSS                           312,619         (11,428)   (35,140,827)        378,248
                                      -----------     -----------   ------------     -----------

NET INCOME (LOSS)                     $  (965,569)    $    35,298   $108,537,424     $(1,168,274)
                                      ===========     ===========   ============     ===========

ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                     $    (9,655)    $       353   $  8,697,195     $   (11,683)
                                      ===========     ===========   ============     ===========

  Limited Partners                    $  (955,914)    $    34,945   $ 99,840,229     $(1,156,591)
                                      ===========     ===========   ============     ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT            $     (4.02)    $       .15   $     420.67     $     (4.87)
                                      ===========     ===========   ============     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                       237,339         237,339        237,339         237,339
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                   For the Nine Months Ended
                                                                          September 30,
                                                                 -----------------------------

                                                                      1998           1997
                                                                 -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 108,537,424   $ (1,168,274)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                 13,929,257     14,777,364
      Gain on sale of cable television system                     (147,792,730)             -
      Minority interest in consolidated income (loss)               35,140,827       (378,248)
      Decrease (increase) in trade receivables                       3,656,824       (435,597)
      Increase in deposits, prepaid expenses and
        deferred charges                                            (1,447,159)    (1,979,136)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                      (5,721,714)      (159,533)
                                                                 -------------   ------------

          Net cash provided by operating activities                  6,302,729     10,656,576
                                                                 -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (11,493,480)   (13,603,302)
  Proceeds from sale of cable television system                    222,963,267              -
                                                                 -------------   ------------

          Net cash provided by (used in) investing activities      211,469,787    (13,603,302)
                                                                 -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          12,108,474     11,512,426
  Repayment of debt                                               (105,589,922)    (9,514,020)
  Distributions to limited partners                                (90,101,856)             -
  Distribution to General Partner                                   (4,326,452)             -
  Distributions to Joint Venture Partners                          (30,571,692)             -
                                                                 -------------   ------------

          Net cash provided by (used in) financing activities     (218,481,448)     1,998,406
                                                                 -------------   ------------

Decrease in cash and cash equivalents                                 (708,932)      (948,320)

Cash and cash equivalents, beginning of period                       1,742,444      1,514,773
                                                                 -------------   ------------

Cash and cash equivalents, end of period                         $   1,033,512   $    566,453
                                                                 =============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $   8,148,176   $  7,078,456
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner for the three and nine month periods ended September 30, 1998 were $405,229 and $2,559,182, respectively, compared to $1,024,178 and $3,066,673, respectively, for the comparable periods in 1997.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based upon actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Allocated overhead and administrative expenses allocated to the Venture by the General Partner for the three and nine month periods ended September 30, 1998 were $461,802 and $2,943,111, respectively, compared to $1,091,186 and $3,474,672, respectively, for the comparable periods in 1997.

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

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture. The General Partner expects to conduct a vote of the limited partners on the sale of the Palmdale System in November and December 1998. Closing is expected to occur in December 1998.

     Upon consummation of the proposed sale of the Palmdale System, based upon financial information as of September 30, 1998, the Venture will settle working capital adjustments, repay all of its remaining indebtedness, which totaled approximately $50,827,000, will retain $1,000,000 to cover pending litigation expenses and then the Venture will distribute the remaining sale proceeds of $91,004,955 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $68,745,143, or 76 percent of the $91,004,955 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made in the first quarter of 1999. Because the limited partners will have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, taking into account the distribution to the limited partners from the sale of the Albuquerque System, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($51,558,857) and 25 percent to the General Partner ($17,186,286). Limited partners will receive $217 for each $500 limited partnership interest, or $434 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale.

     Taking into account the distributions from the sale of the Albuquerque System and the proposed sale of the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $772 for each $500 limited partnership interest, or $1,544 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated.

     Although the sale of the Palmdale System will represent the sale of the only remaining cable television system of the Venture and thus the only remaining asset of the Partnership, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of its Tampa, Florida cable television system to an affiliate of the General Partner is finally resolved and terminated. The matter is currently set for trial in May 1999, but there can be no assurance that this case will be finally resolved and terminated in 1999. Indeed, this litigation may require the continuation of the Venture and the Partnership for several years beyond 1999.

     The pro forma effect of the sale of the Albuquerque System on the results of the Venture's operations for the nine months ended September 30, 1998 and 1997, assuming the transaction had occurred on January 1, 1997, are presented in the following tabulations.


                                                 For the Nine Months Ended September 30, 1998
                                                 --------------------------------------------

                                                                  Unaudited
                                                                  Pro Forma      Pro Forma
                                                  As Reported    Adjustments      Balance
                                                 -------------  --------------  ------------

REVENUES                                         $ 51,183,646   $ (27,681,131)  $23,502,515
                                                 ============   =============   ===========

OPERATING INCOME (LOSS)                          $  3,883,174   $  (1,054,815)  $ 2,828,359
                                                 ============   =============   ===========

CONSOLIDATED INCOME (LOSS)                       $143,678,251   $(145,181,031)  $(1,502,780)
                                                 ============   =============   ===========





                                                 For the Nine Months Ended September 30, 1997
                                                 --------------------------------------------
                                                                  Unaudited
                                                                  Pro Forma      Pro Forma
                                                 As Reported     Adjustments      Balance
                                                 ------------   -------------   -----------
REVENUES                                         $ 61,333,466   $ (39,182,618)  $22,150,848
                                                 ============   =============   ===========

OPERATING INCOME (LOSS)                          $  6,156,989   $  (2,542,223)  $ 3,614,766
                                                 ============   =============   ===========

CONSOLIDATED INCOME (LOSS)                       $ (1,546,522)  $   2,473,986   $   927,464
                                                 ============   =============   ===========


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

    Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, pursuant to an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding and accrued interest on its credit facility. The Partnership received $94,428,308, or 76 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made in July 1998. The limited partners of the Partnership, as a group, received $90,101,856 and the General Partner received $4,326,452. Such distribution represents $380 for each $500 limited partnership interest, or $760 for each $1,000 invested in the Partnership.

   In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner expects to conduct a vote of the limited partners on the sale of the Palmdale System in November and December 1998. Closing is expected to occur in December 1999.

     Upon consummation of the proposed sale of the Palmdale System, based upon financial information as of September 30, 1998, the Venture will settle working capital adjustments, repay all of its remaining indebtedness, which totaled approximately $50,827,000, will retain $1,000,000 to cover pending litigation expenses and then the Venture will distribute the remaining sale proceeds of $91,004,955 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $68,745,143, or 76 percent of the $91,004,955 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made in the first quarter of 1999. Because the limited partners will have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, taking into account the distribution to the limited partners from the sale of the Albuquerque System, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($51,558,857) and 25 percent to the General Partner ($17,186,286). Limited partners will receive $217 for each $500 limited partnership interest, or $434 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale.

     Taking into account the distributions from the sale of the Albuquerque System and the proposed sale of the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $772 for each $500 limited partnership interest, or $1,544 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated.

  Although the sale of the Palmdale System will represent the sale of the only remaining cable television system of the Venture and thus the only remaining asset of the Partnership, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of its Tampa, Florida cable television system to an affiliate of the General Partner is finally resolved and terminated. The matter is currently set for trial in May 1999, but there can be no assurance that this case will be finally resolved and terminated in 1999. Indeed, this litigation may require the continuation of the Venture and the Partnership for several years beyond 1999.

     For the nine months ended September 30, 1998, the Venture generated net cash from operating activities totaling $6,302,729, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled $11,493,000 for the nine months ended September 30, 1998. Approximately 44 percent of the Venture's capital expenditures was for service drops to subscribers' homes, approximately 23 percent was for cable plant extensions related to new homes passed and the remainder was for other capital expenditures to maintain the value of the Venture's systems. These capital expenditures were funded primarily from cash generated from operations and cash on hand.

     Budgeted capital expenditures for the Palmdale System for the remainder of 1998 are approximately $548,000, of which approximately 29 percent is for cable plant extensions related to new homes passed, approximately 25 percent is for service drops to subscribers' homes and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings from the Venture's credit facility. The Venture is obligated to conduct its business in the ordinary course until the Palmdale System is sold.

     On June 30, 1998, in conjunction with the sale of the Albuquerque System, the Senior Notes' balance of $41,544,890 plus accrued interest was repaid in full together with a make whole premium of $1,332,823.

     Pursuant to an amendment that became effective on the date of the Albuquerque sale, the Venture repaid $54,000,000 on its credit facility, and the commitment was reduced to $55,000,000. The balance outstanding on the Venture's credit facility at September 30, 1998 was $50,530,620, leaving $4,469,380 available for future needs. At the Venture's option, the credit facility will be payable in full on December 31, 2000, or will convert to a term loan that matures on December 31, 2005 payable in consecutive quarterly amounts. Upon the sale of the Palmdale System, the Venture will repay the then-outstanding balance of the credit facility. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent, or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of September 30, 1998 and 1997 were 6.87 percent and 7.59 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its needs until the Palmdale System is sold.

RESULTS OF OPERATIONS
------- -- ----------

     As a result of the sale of the Albuquerque System in June 1998, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Palmdale System for all periods discussed.

     Revenues in the Palmdale System increased $550,082, or approximately 7 percent, to $8,104,593 for the three months ended September 30, 1998 from $7,554,511 for the comparable period in 1997. Revenues increased $1,351,667, or approximately 6 percent, to $23,502,515 for the nine months ended September 30, 1998 from $22,150,848 for the comparable period in 1997. These increases in revenues were due primarily to basic service rate increases and an increase in basic subscribers. Basic service rate increases accounted for approximately 34 percent and 52 percent of the increase in revenues for the three and nine months ended September 30, 1998. The increase in the number of basic subscribers accounted for approximately 46 percent and 34 percent of the increases in revenues for the three and nine months ended September 30, 1998. Basic subscribers increased 1,768 subscribers, or approximately 3 percent, to 64,848 subscribers at September 30, 1998, from 63,080 subscribers at September 30, 1997. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Palmdale System increased $467,021, or approximately 13 percent, to $4,201,391 for the three months ended September 30, 1998 from $3,734,370 for the comparable period in 1997. Operating expenses increased $850,020, or approximately 7 percent, to $12,820,199 for the nine months ended September 30, 1998 from $11,970,179 for the comparable period in 1997. The increases in operating expenses were primarily due to increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented 52 percent and 55 percent, respectively, of revenues for the three and nine months ended

September 30, 1998 and 49 percent and 54 percent, respectively, of revenues for the three and nine months ended September 30, 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $83,061, or approximately 2 percent, to $3,903,202 for the three months ended September 30, 1998 from $3,820,141 for the comparable period in 1997. Operating cash flow increased $501,647, or approximately 5 percent, to $10,682,316 for the nine months ended September 30, 1998 from $10,180,669 for the comparable period in 1997. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $85,128, or approximately 11 percent, to $867,031 for the three months ended September 30, 1998 from $781,903 for the comparable period in 1997. Management fees and allocated overhead from the General Partner increased $159,602, or approximately 7 percent, to $2,523,705 for the nine months ended September 30, 1998 from $2,364,103 for the comparable period in 1997. This increase was primarily due to the increases in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense increased $433,956, or approximately 30 percent, to $1,904,309 for the three months ended September 30, 1998 from $1,470,353 for the comparable period in 1997. Depreciation and amortization expense increased $1,128,452, or approximately 27 percent, to $5,330,252 for the nine months ended September 30, 1998 from $4,201,800 for the comparable period in 1997. These increases were due to capital additions and a change in the estimated lives of certain assets.

     Operating income decreased $436,023, or approximately 28 percent, to $1,131,862 for the three months ended September 30, 1998 from $1,567,885 for the comparable period in 1997. The Venture's operating income decreased $786,407, or approximately 22 percent, to $2,828,359, for the nine months ended September 30, 1998 compared to $3,614,766 for the comparable period in 1997. These decreases were due to the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in cash flow.

     The Venture's interest expense decreased $1,908,045, or approximately 68 percent, to $898,545 for the three months ended September 30, 1998 from $2,806,590 for the comparable period in 1997. Interest expense decreased $1,912,594, or approximately 23 percent, to $6,314,501 for the nine months ended September 30, 1998 from $8,227,095 for the comparable period in 1997. These decreases were primarily due to lower outstanding balances on the Venture's interest bearing obligations. A portion of the Venture's outstanding debt was repaid with the proceeds from the Albuquerque System sale.

     The Venture recognized a gain of $147,792,730 related to the sale of the Albuquerque System in June 1998. No similar gain was recognized in the first nine months of 1997.

     The Venture reported a net loss of $965,569 for the three months ended September 30, 1998 compared to net income of $35,298 for the comparable period in 1997. The Venture reported net income of $108,537,424 for the nine months ended September 30, 1998 compared to a net loss of $1,168,274 for the comparable period in 1997. These changes were primarily due to the gain on the sale of the Albuquerque System.

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



Dated:  November 13, 1998