Form 10-Q
period 1999-03-31
CABLE TV FUND 12-D LTD
filed 1999-05-14
CIK 789292

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended  March 31, 1999
                                --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________________ to ________________

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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                               (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     --------------------------------------




                                                                                    March 31,              December 31,
                         ASSETS                                                       1999                    1998
                         ------                                                 --------------           --------------
Cash                                                                            $    2,141,634           $   69,325,751
                                                                                --------------           --------------
         Total assets                                                           $    2,141,634           $   69,325,751
                                                                                ==============           ==============

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                      $      163,212                   67,751
  Accrued distributions                                                                 -                    66,825,751
                                                                                --------------           --------------
         Total liabilities                                                             163,212               66,893,502
                                                                                --------------           --------------
MINORITY INTEREST IN JOINT VENTURE                                                     483,867                  594,864
                                                                                --------------           --------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                  1,000                    1,000
    Distributions                                                                  (21,153,765)             (21,153,765)
    Accumulated earnings                                                            21,608,685               21,612,113
                                                                                --------------           --------------
                                                                                       455,920                  459,348
                                                                                --------------           --------------
  Limited Partners-
    Net contributed capital (237,339 units outstanding
      at March 31, 1999 and December 31, 1998)                                     102,198,175              102,198,175
    Distributions                                                                 (182,130,796)            (182,130,796)
    Accumulated earnings                                                            80,971,256               81,310,658
                                                                                --------------           --------------
                                                                                     1,038,635                1,378,037
                                                                                --------------           --------------
         Total liabilities and partners' capital                                $    2,141,634           $   69,325,751
                                                                                ==============           ==============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           -----------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------



                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                  --------------------------------
                                                                                     1999                 1998
                                                                                  ----------         -------------
REVENUES                                                                          $        -         $  20,912,442

COSTS AND EXPENSES:
  Operating expenses                                                                       -            11,508,297
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                                                 -             2,183,929
  Depreciation and amortization                                                            -             5,858,534
                                                                                  ----------         -------------
OPERATING INCOME                                                                           -             1,361,682
                                                                                  ----------         -------------
OTHER INCOME (EXPENSE):
  Interest expense                                                                         -            (2,675,112)
  Other, net                                                                        (453,827)              (50,084)
                                                                                  ----------         -------------
         Total other income (expense), net                                          (453,827)           (2,725,196)
                                                                                  ----------         -------------
CONSOLIDATED NET LOSS                                                               (453,827)           (1,363,514)

MINORITY INTEREST IN CONSOLIDATED NET LOSS                                           110,997               333,488
                                                                                  ----------         -------------
NET LOSS                                                                          $ (342,830)        $  (1,030,026)
                                                                                  ==========         =============
ALLOCATION OF NET LOSS:
  General Partner                                                                 $   (3,428)        $     (10,300)
                                                                                  ==========         =============
  Limited Partners                                                                $ (339,402)        $  (1,019,726)
                                                                                  ==========         =============
NET LOSS PER LIMITED PARTNERSHIP UNIT                                             $    (1.43)        $       (4.30)
                                                                                  ==========         =============
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                      237,339               237,339
                                                                                  ==========         =============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                           CABLE TV FUND 12-D, LTD.
                           -----------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (342,830)     $ (1,030,026)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                                          -         5,858,534
      Minority interest in consolidated loss                                          (110,997)         (333,488)
      Decrease in trade receivables                                                          -           350,798
      Decrease in deposits, prepaid expenses and
        deferred charges                                                                     -         1,107,649
      Increase (decrease) in accounts payable and
        accrued liabilities and subscriber prepayments                                  95,461        (3,297,150)
                                                                                  ------------      ------------
         Net cash provided by (used in) operating activities                          (358,366)        2,656,317
                                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                    -        (5,727,467)
                                                                                  ------------      ------------
         Net cash used in investing activities                                               -        (5,727,467)
                                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                   -        10,000,000
  Repayment of debt                                                                          -        (6,035,132)
  Decrease in accrued distributions                                                (66,825,751)                -
                                                                                  ------------      ------------
         Net cash provided by (used in) financing activities                       (66,825,751)        3,964,868
                                                                                  ------------      ------------
Increase (decrease) in cash and cash equivalents                                   (67,184,117)          893,718

Cash and cash equivalents, beginning of period                                      69,325,751         1,742,444
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $  2,141,634      $  2,636,162
                                                                                  ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $          -      $  4,278,535
                                                                                  ============      ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                           CABLE TV FUND 12-D, LTD.
                           -----------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998.

         The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. The Venture owned and operated the cable television systems serving the areas in and around Tampa, Florida (the "Tampa System") until its sale on February 28, 1996, Albuquerque, New Mexico (the "Albuquerque System") until its sale on June 30, 1998 and Palmdale, California (the "Palmdale System") until its sale on December 31, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and the Venture.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned:
Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $67,309,253, or 76 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of

December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $50,481,940 and the General Partner received $16,827,313. The limited partners' distribution represented $213 for each $500 limited partnership interest, or $426 for each $1,000 invested in the Partnership.

         Taking into account all distributions that have been made, the Partnership's limited partners have received $767 for each $500 limited partnership interest, or $1,534 for each $1,000 invested in the Partnership.

         Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of the Tampa System to an affiliate of the General Partner and the recently dismissed litigation challenging the Venture's December 1998 sale of the Palmdale System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture and the Partnership for several years beyond 1999.

(3) In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of Cable TV Fund 12-C, Ltd. ("Fund 12-C") and the Partnership filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Fund 12-C, challenged the terms of the sale of the Palmdale System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the Plaintiff could only bring the action derivatively and not as a class action. The court granted the General Partner's motion to dismiss in April 1999. There can be no assurance, however, that the Plaintiff will not refile its complaint as a derivative action.

(4) The General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner for the three month periods ended March 31, 1999 and 1998 were $-0- and $1,045,622, respectively. The General Partner has not and will not receive a management fee after December 31, 1998.

         The Venture will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made to the General Partner by the Venture for overhead and administrative expenses for the three month periods ended March 31, 1999 and 1998 were $15,419 an $1,138,307, respectively.

                           CABLE TV FUND 12-D, LTD.
                           -----------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

         On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of the General Partner for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 to cover expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership received $67,309,253, or 76 percent, of the $89,101,000 distribution, which the Partnership distributed in December 1998 and January 1999 to its partners of record as of December 31, 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Palmdale System's sale were distributed 75 percent to the limited partners and 25 percent to the General Partner. The limited partners of the Partnership, as a group, received $50,481,940 and the General Partner received $16,827,313. The limited partners' distribution represented $213 for each $500 limited partnership interest, or $426 for each $1,000 invested in the Partnership.

         Taking into account all distributions that have been made, the Partnership's limited partners have received $767 for each $500 limited partnership interest, or $1,534 for each $1,000 invested in the Partnership.

         Although the sale of the Palmdale System represented the sale of the only remaining cable television system of the Venture, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of the Tampa System to an affiliate of the General Partner and the recently dismissed litigation challenging the Venture's December 1998 sale of the Palmdale System to an affiliate of the General Partner are finally resolved and terminated. These two cases may require the continuation of the Venture and the Partnership for several years beyond 1999.

RESULTS OF OPERATIONS
---------------------

         Due to the Palmdale System sale on December 31, 1998, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. Other expense of $453,827 incurred in the first quarter of 1999 related to various costs associated with the sale of the Venture's systems. The Partnership will be liquidated and dissolved upon the final resolution of litigation relating to certain of the sales of the Venture's cable systems.

                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

                  In December 1998, City Partnership Co. ("Plaintiff"), a limited partner of Fund 12-C and the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 98-CV-4493) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, Fund 12-B and Fund 12-C, challenged the terms of the sale of the Palmdale System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the Plaintiff could only bring the action derivatively and not as a class action. The court granted the General Partner's motion to dismiss in April 1999. There can be no assurance, however, that the Plaintiff will not refile its complaint as a derivative action.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27) Financial Data Schedule

         b)   Reports on Form 8-K

              Report on Form 8-K dated December 31, 1998, filed in January 1999, reported that on December 31, 1998 the Venture sold the Palmdale System to a subsidiary of the General Partner for $138,205,200, subject to customary closing adjustments.

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

                                     CABLE TV FUND 12-D, LTD.
                                     BY:  JONES INTERCABLE, INC.
                                          General Partner



                                     By: /S/ Lawrence S. Smith
                                        --------------------------------------
                                         Lawrence S. Smith
                                         Principal Accounting Officer


                                     By: /S/ Joseph J. Euteneuer
                                        --------------------------------------
                                         Joseph J. Euteneuer
                                         Vice President (Authorized Officer)



Dated:  May 14, 1999