Form 10-Q
period 2000-03-31
CABLE TV FUND 12-D LTD
filed 2000-05-15
CIK 789292

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  March 31, 2000
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to _______________

                        Commission File Number 0-14206

                           CABLE TV FUND 12-D, LTD.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             84-1010423
-------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #


                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

Yes   X                                                               No
   -------                                                              -------

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                            March 31,               December 31,
                               ASSETS                                         2000                      1999
                               ------                                     -------------             -------------
Cash                                                                      $   2,327,155             $         302

Receivable from affiliates                                                            -                 2,326,853
                                                                          -------------             -------------
          Total assets                                                    $   2,327,155             $   2,327,155
                                                                          =============             =============


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                                $      67,126             $           -
                                                                          -------------             -------------
          Total liabilities                                                      67,126                         -
                                                                          -------------             -------------
MINORITY INTEREST IN JOINT VENTURE                                              552,739                   569,158
                                                                          -------------             -------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                          1,000                     1,000
     Distributions                                                          (21,153,765)              (21,153,765)
     Accumulated earnings                                                    21,579,589                21,592,266
                                                                          -------------             -------------
                                                                                426,824                   439,501
                                                                          -------------             -------------

Limited Partners-
  Net contributed capital (237,339 units outstanding
    at March 31, 2000 and December 31, 1999)                                102,198,175               102,198,175
  Distributions                                                            (182,130,796)             (182,130,796)
  Accumulated earnings                                                       81,213,087                81,251,117
                                                                          -------------             -------------
                                                                              1,280,466                 1,318,496
                                                                          -------------             -------------
          Total liabilities and partners' capital                         $   2,327,155             $   2,327,155
                                                                          =============             =============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                 2000                     1999
                                                                               --------                 ---------
OTHER EXPENSE                                                                  $(67,126)                $(453,827)
                                                                               --------                 ---------

CONSOLIDATED NET LOSS                                                           (67,126)                 (453,827)

MINORITY INTEREST IN CONSOLIDATED NET LOSS                                       16,419                   110,997
                                                                               --------                 ---------

NET LOSS                                                                       $(50,707)                $(342,830)
                                                                               ========                 =========

ALLOCATION OF NET LOSS:
  General Partner                                                              $(12,677)                $  (3,428)
                                                                               ========                 =========

  Limited Partners                                                             $(38,030)                $(339,402)
                                                                               ========                 =========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                          $  (0.16)                $   (1.43)
                                                                               ========                 =========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                 237,339                   237,339
                                                                               ========                 =========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                2000                     1999
                                                                             ----------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (50,707)             $   (342,830)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
          Minority interest in consolidated loss                                (16,419)                 (110,997)
          Transactions with affiliates                                        2,393,979                    95,461
                                                                             ----------              ------------

          Net cash provided by (used in) operating activities                 2,326,853                  (358,366)
                                                                             ----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in accrued distributions                                                   -               (66,825,751)
                                                                             ----------              ------------

          Net cash used in financing activities                                       -               (66,825,751)
                                                                             ----------              ------------

Increase (decrease) in cash                                                   2,326,853               (67,184,117)

Cash, beginning of period                                                           302                69,325,751
                                                                             ----------              ------------

Cash, end of period                                                          $2,327,155              $  2,141,634
                                                                             ==========              ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $        -              $          -
                                                                             ==========              ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. The Venture has sold all of its cable television systems. The Partnership and the Venture will be dissolved after all the pending litigation in which the Partnership and the Venture are named defendants has been resolved and terminated.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Venture reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent Partnerships. Such costs were charged to other expense on the Statements of Operations. Such services, and their related costs, are necessary to the administration of the Venture and its constituent Partnerships until they are dissolved. Reimbursements made to the general partner by the Venture for administrative expenses for the three month periods ended March 31, 2000 and 1999 were $52,920 and 15,419, respectively.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------



FINANCIAL CONDITION
-------------------

     The Venture has sold all of its cable television systems. The Partnership and the Venture will be dissolved after all pending litigation in which the Partnership and the Venture are named defendants has been resolved and terminated.

RESULTS OF OPERATIONS
---------------------

     The Venture has sold all of its cable television systems. Other expense of $67,126 incurred in the first quarter of 2000 related to various costs associated with the administration of the Venture.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              27)  Financial Data Schedule

         b)   Reports on Form 8-K

              None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABLE TV FUND 12-D, LTD.
                                        BY:  COMCAST JOIN HOLDINGS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             ----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)



Dated:  May 15, 2000