Form 10-Q
period 2000-06-30
CABLE TV FUND 12-D LTD
filed 2000-08-11
CIK 789292

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 2000
                                -------------

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


Colorado                                                            # 84-1010423
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

Yes   X                                                                 No _____
    -----

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                           June 30,              December 31,
                      ASSETS                                2000                     1999
                      ------                            -------------           -------------
Cash                                                    $   2,306,830           $         302

Receivable from affiliates                                       -                  2,326,853
                                                        -------------           -------------

          Total assets                                  $   2,306,830           $   2,327,155
                                                        =============           =============


        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

LIABILITIES:
  Advances from affiliates                              $      68,839           $        -
                                                        -------------           -------------

          Total liabilities                                    68,839                    -
                                                        -------------           -------------

MINORITY INTEREST IN JOINT VENTURE                            569,158                 569,158
                                                        -------------           -------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                        1,000                   1,000
     Distributions                                        (21,153,765)            (21,153,765)
     Accumulated earnings                                  21,569,975              21,592,266
                                                        -------------           -------------

                                                              417,210                 439,501
                                                        -------------           -------------

Limited Partners-
  Net contributed capital (237,339 units outstanding
    at June 30, 2000 and December 31, 1999)               102,198,175             102,198,175
  Distributions                                          (182,130,796)           (182,130,796)
  Accumulated earnings                                     81,184,244              81,251,117
                                                        -------------           -------------

                                                            1,251,623               1,318,496
                                                        -------------           -------------

          Total liabilities and partners' capital       $   2,306,830           $   2,327,155
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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended       For the Six Months Ended
                                                         June 30,                         June 30,
                                                --------------------------      --------------------------
                                                   2000            1999            2000            1999
                                                ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense                              $   (1,309)     $  (14,365)     $   (1,309)     $  (14,365)
  Interest income                                   21,313        (275,580)         21,313         218,195
  Other, net                                       (58,461)        618,320        (109,168)       (329,282)
                                                ----------      ----------      ----------      ----------

      Total other income (expense), net            (38,457)        328,375         (89,164)       (125,452)
                                                ----------      ----------      ----------      ----------

CONSOLIDATED NET INCOME (LOSS)                  $  (38,457)     $  328,375      $  (89,164)     $ (125,452)

MINORITY INTEREST IN
  CONSOLIDATED NET INCOME (LOSS)                      -            (80,311)           -             30,686
                                                ----------      ----------      ----------      ----------

NET INCOME (LOSS)                               $  (38,457)     $  248,064      $  (89,164)     $  (94,766)
                                                ==========      ==========      ==========      ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                               $   (9,614)     $    2,480      $  (22,291)     $     (948)
                                                ==========      ==========      ==========      ==========

  Limited Partners                              $  (28,843)     $  245,584      $  (66,873)     $  (93,818)
                                                ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $    (0.12)     $     1.03      $    (0.28)     $    (0.40)
                                                ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                      237,339         237,339         237,339         237,339
                                                ==========      ==========      ==========      ==========

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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                          For the Six Months Ended
                                                                                   June 30,
                                                                        ----------------------------
                                                                           2000             1999
                                                                        ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $  (89,164)     $    (94,766)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
          Minority interest in consolidated loss                              -              (30,686)
           Decrease in accounts payable and accrued liabilities
                and subscriber prepayments                                    -              (18,000)
          Transactions with affiliates                                   2,395,692           (49,751)
                                                                        ----------      ------------

          Net cash provided by (used in) operating activities            2,306,528          (193,203)
                                                                        ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in accrued distributions                                           -          (66,825,751)
                                                                        ----------      ------------

          Net cash used in financing activities                               -          (66,825,751)
                                                                        ----------      ------------

Increase (decrease) in cash                                              2,306,528       (67,018,954)

Cash, beginning of period                                                      302        69,325,751
                                                                        ----------      ------------

Cash, end of period                                                     $2,306,830      $  2,306,797
                                                                        ==========      ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $   29,836      $       -
                                                                        ==========      ============

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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Cetain prior period amounts have been reclassified to conform to the 2000 presentation.

     The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. The Venture has sold all of its cable television systems and the Venture is expected to be dissolved in 2000. The Venture plans to distribute its remaining cash to its constituent partners prior to its dissolution. The only asset of the Partnership is the cash it will receive from the Venture, which will be held in reserve to pay the administrative and legal expenses until it is dissolved. The Partnership has continued in existence because of pending litigation, in which it is a party. The General Partner cannot predict when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such costs were charged to other expense on the Statements of Operations. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and six month periods ended June 30, 2000 were $33,819 and $73,795, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and six month periods ended June 30, 1999 were $13,995 and $29,414, respectively, of which $10,572 and $22,220, respectively, were attributed to the Partnership's 75 percent interest in the Venture.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The only asset of the Partnership is the cash it will receive from the Venture, which will be held in reserve to pay the administrative and legal expenses until it is dissolved. The Partnership has continued in existence because of pending litigation, in which it is a party. The General Partner cannot predict when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $109,168 incurred in the first six months of 2000 related to various costs associated with the administration of the Partnership.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Comcast Cable Communications, Inc. (as successor-in-interest to Jones Intercable, Inc.), each of its subsidiaries that serve as general partners of its managed cable partnerships and most of its managed cable partnerships, including the Partnership, are named defendants in a case captioned Everest
                                                                    -------
Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM
-----------------------------------------------------------------------------
Investments, LLC and KH Financial, Inc., plaintiffs v. Jones Intercable, Inc.,
------------------------------------------------------------------------------
et al., defendants (Superior Court, Los Angeles County, State of California,
------------------
Case No. BC 213632), which was first filed in July 1999.

     Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, the defendants filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty, but permitted the plaintiffs to amend their complaint to attempt to cure the deficiencies in the pleadings that caused the Court to sustain the demurrers. The plaintiffs filed their first amended complaint in January 2000. In March 2000, the defendants filed demurrers to the plaintiffs' first amended complaint and a hearing on the matter was held in April 2000. In May 2000, the Court issued a ruling that sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, LLC, and it sustained the defendants' demurrers with leave to amend as to plaintiff KM Investments, LLC, and KM Investments, LLC has filed a second amended complaint to attempt to cure the deficiencies in the pleadings. Plaintiffs have stated an intention to appeal the rulings sustaining the demurrers to the first amended complaint.

     Discovery in the case also has begun, and the defendants have responded to the plaintiffs' first set of interrogatories and to the plaintiffs' first demand for the production of documents. Comcast Cable Communications, Inc. believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and Comcast Cable Communications, Inc. intends to defend this lawsuit vigorously.

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CABLE TV FUND 12-D, LTD.
                                BY: COMCAST CABLE COMMUNICATIONS, INC.
                                    General Partner



                                By: /S/ Lawrence J. Salva
                                    --------------------------------------------
                                    Lawrence J. Salva
                                    Senior Vice President
                                    (Principal Accounting Officer)




Dated:  August 11, 2000