Form 10-Q
period 2000-09-30
CABLE TV FUND 12-D LTD
filed 2000-11-14
CIK 789292

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ___________________

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                           September 30,             December 31,
                                 ASSETS                                         2000                     1999
                                 ------                                  ------------------       -------------------
Cash                                                                     $        1,747,359       $               302

Receivable from affiliates                                                                -                 2,326,853
                                                                         ------------------       -------------------

          Total assets                                                   $        1,747,359       $         2,327,155
                                                                         ==================       ===================


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------
LIABILITIES:
  Advances from affiliates                                               $          101,632       $                 -
                                                                         ------------------       -------------------

          Total liabilities                                                         101,632                         -
                                                                         ------------------       -------------------

MINORITY INTEREST IN JOINT VENTURE                                                        -                   569,158
                                                                         ------------------       -------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                              1,000                     1,000
     Distributions                                                              (21,153,765)              (21,153,765)
     Accumulated earnings                                                        21,564,198                21,592,266
                                                                         ------------------       -------------------

                                                                                    411,433                   439,501
                                                                         ------------------       -------------------

Limited Partners-
  Net contributed capital (237,339 units outstanding
    at September 30, 2000 and December 31, 1999)                                102,198,175               102,198,175
  Distributions                                                                (182,130,796)             (182,130,796)
  Accumulated earnings                                                           81,166,915                81,251,117
                                                                         ------------------       -------------------

                                                                                  1,234,294                 1,318,496
                                                                         ------------------       -------------------

          Total liabilities and partners' capital                        $        1,747,359       $         2,327,155
                                                                         ==================       ===================

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                   For the Three Months Ended             For the Nine Months Ended
                                                         September 30,                          September 30,
                                               -----------------------------------    -----------------------------------
                                                     2000              1999                2000               1999
                                               -----------------  ----------------    ----------------   ----------------
OTHER INCOME (EXPENSE):
  Interest expense                             $          (1,353) $            390    $         (2,662)  $        (13,975)
  Interest income                                         22,237            40,134              43,550            258,329
  Other, net                                             (43,990)         (100,762)           (153,158)          (430,044)
                                               -----------------  ----------------    ----------------   ----------------

      Total other income (expense), net                  (23,106)          (60,238)           (112,270)          (185,690)
                                               -----------------  ----------------    ----------------   ----------------

CONSOLIDATED NET LOSS                                    (23,106)          (60,238)           (112,270)          (185,690)

MINORITY INTEREST IN
  CONSOLIDATED NET  LOSS                                       -            14,734                   -             45,420
                                               -----------------  ----------------    ----------------   ----------------

NET LOSS                                       $         (23,106) $        (45,504)   $       (112,270)  $       (140,270)
                                               =================  ================    ================   ================

ALLOCATION OF NET LOSS:
  General Partner                              $          (5,777) $           (455)   $        (28,068)  $         (1,403)
                                               =================  ================    ================   ================

  Limited Partners                             $         (17,329) $        (45,049)   $        (84,202)  $       (138,867)
                                               =================  ================    ================   ================

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                             $           (0.07) $          (0.19)   $          (0.35)  $          (0.59)
                                               =================  ================    ================   ================

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            237,339           237,339             237,339            237,339
                                               =================  ================    ================   ================


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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                         ---------------------------------------------
                                                                                2000                     1999
                                                                         -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $          (112,270)     $           (140,270)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
          Minority interest in consolidated loss                                           -                   (45,420)
          Decrease in accounts payable and accrued liabilities
                and subscriber prepayments                                                 -                   (18,000)
          Transactions with affiliates                                             2,428,485                   (10,793)
                                                                         -------------------      --------------------

          Net cash provided by (used in) operating activities                      2,316,215                  (214,483)
                                                                         -------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to venture partners                                                  (569,158)                        -
  Distribution to limited partners                                                         -               (66,825,751)
                                                                         -------------------      --------------------

          Net cash used in financing activities                                     (569,158)              (66,825,751)
                                                                         -------------------      --------------------

Increase (decrease) in cash                                                        1,747,057               (67,040,234)

Cash, beginning of period                                                                302                69,325,751
                                                                         -------------------      --------------------

Cash, end of period                                                      $         1,747,359      $          2,285,517
                                                                         ===================      ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $            31,145      $                  -
                                                                         ===================      ====================

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

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-D, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Cetain prior period amounts have been reclassified to conform to the 2000 presentation.

     The accompanying consolidated financial statements historically include 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions have been eliminated. The Venture has sold all of its cable television systems and the Venture is expected to be dissolved in December 2000. The Venture distributed its remaining cash to its constituent partners in September 2000. The only asset of the Partnership is its cash on hand, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership has continued in existence because of pending litigation in which it is a party. It can not be predicted when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership.
References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such costs were charged to other expense on the Statements of Operations. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and nine month periods ended September 30, 2000 were $32,321 and $106,116, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and nine month periods ended September 30, 1999 were $33,060 and $62,474, respectively, of which $24,973 and $47,193, respectively, were attributed to the Partnership's 75 percent interest in the Venture.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

    The only asset of the Partnership is its cash on hand, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership has continued in existence because of pending litigation in which it is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

    Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $153,158 incurred in the first nine months of 2000 related to various costs associated with the administration of the Partnership.

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

                                       CABLE TV FUND 12-D, LTD.
                                       BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                            General Partner



                                       By:  /S/ Lawrence J. Salva
                                            -----------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
                                            (Principal Accounting Officer)




Dated:  November 14, 2000