Form 10-K405
period 2000-12-31
CABLE TV FUND 12-D LTD
filed 2001-03-29
CIK 789292

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:    0-14206

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
            (Exact name of registrant as specified in its charter)

       Colorado                                            84-1010423
       --------                                            ----------
(State of Organization)                        (IRS Employer Identification No.)


c/o Comcast Corporation, 1500 Market Street,
--------------------------------------------
Philadelphia, Pennsylvania 19102-2148                                        (215) 665-1700
--------------------------------------                                       --------------
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

     Yes    X                                            No ___
           ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not Applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.        X
                                         -----


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

     This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

     The Partnership. Cable TV Fund 12-D, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast Cable Communications, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Cable TV Fund 12-C, Ltd. ("Fund 12-C") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-B and Fund 12-C formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 76% interest, Fund 12-B owns a 9% interest and Fund 12-C owns a 15% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership does not own any cable television systems. The Partnership's sole asset is its 76% interest in the Venture. The Venture no longer owns any cable television systems.

     New General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


                              ITEM 2.  PROPERTIES
                              -------------------

     As of December 31, 2000, neither the Partnership nor the Venture owned any cable television systems.

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

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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


Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

     None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2000, the number of equity security holders in the Partnership was 16,380.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                             For the Year Ended December 31,
                                      ------------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd./(a)/               2000             1999              1998            1997              1996
----------------------------          ---------------- --------------   -------------       -------------    -------------
Revenues                              $          --    $          --    $  59,492,754       $  82,675,018    $  82,363,752
Depreciation and Amortization                    --               --       16,500,689          21,837,251       22,142,809
Operating Income                                 --               --        3,924,809           6,129,688        1,880,308
Minority Interest in Consolidated
  (Income) Loss                             (16,924)          25,706      (59,864,240)          1,173,555      (15,248,079)
Net Income (Loss)                          (148,009)         (79,388)     183,858,739/(c)/     (3,624,693)      47,090,757/(b)/
Net Income (Loss) per Limited
  Partnership Unit                             (.47)           (0.25)          683.15/(c)/         (15.12)          193.47/(b)/
Weighted Average Number of Limited
  Partnership Units Outstanding             237,339          237,339          237,339             237,339          237,339
General Partner's Capital (Deficit)         402,499          439,501          459,348            (108,581)         (72,334)
Limited Partners' Capital (Deficit)       1,207,489        1,318,496        1,378,037         (20,175,212)     (16,586,766)
Total Assets                              1,613,430        2,327,155       69,325,751         124,269,504      120,899,336
Debt                                             --               --               --         144,308,462      138,345,878
General Partner Advances                      3,442               --               --                  --               --

(a) The above financial information historically represents the consolidated operations of Cable TV Fund 12-D, Ltd., including Cable TV Fund 12-BCD Venture ("the Venture"), in which Cable TV Fund 12-D, Ltd. has a 76 percent equity interest.

(b) Net income resulted primarily from the sale of the Tampa System by Cable TV Fund 12-BCD Venture in February 1996.

(c) Net income resulted primarily from the sales of the Albuquerque System and the Palmdale System by Cable TV Fund 12-BCD Venture in June 1998 and December 1998, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION
-------------------

Cable TV Fund 12-D, Ltd.
------------------------

         The Venture was liquidated in 2000 and therefore, the Partnership has no investment in the Venture at December 31, 2000. The only asset of the Partnership at December 31, 2000 was its cash on hand of approximately $1,613,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership and the Venture will not be dissolved until after all pending litigation relating to the Partnership and the Venture has been resolved and terminated.

Cable TV Fund 12-BCD Venture
----------------------------

         The Venture sold the Albuquerque System and the Palmdale System to a subsidiary of Jones Intercable in 1998. Since the sale of the Palmdale System represented the sale of the only remaining operating asset of the Venture, the Venture was liquidated in 2000.

         Taking into account all distributions that have been made, the Partnership's limited partners have received $767 for each $500 limited partnership interest, or $1,534 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS
---------------------

         The Venture was liquidated in 2000 and the Partnership conducted no operations in 2000; therefore, a discussion of results of operations would not be meaningful. Other expense incurred by the Partnership of $215,320 in 2000 primarily related to various costs associated with the administration of the Partnership. The Venture earned interest income of $69,191 on its cash balance on hand until the Venture was liquidated and its cash was distributed to its Venture parters. Other expense incurred by the Venture of $381,802 in 1999 primarily related to various costs associated with the administration of the Venture.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

         The audited financial statements of the Partnership for the years ended December 31, 2000 and 1999 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Partners of Cable TV Fund 12-D, Ltd.:

         We have audited the accompanying consolidated balance sheets of CABLE TV FUND 12-D, LTD. (a Colorado limited partnership) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable TV Fund 12-D, Ltd. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Denver, Colorado,
  February 23, 2001.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                             ASSETS                     December 31,    December 31,
                             ------                        2000             1999
                                                       -------------    -------------
Cash                                                   $   1,613,430    $         302

Receivable from affiliates                                        --        2,326,853
                                                       -------------    -------------

          Total assets                                 $   1,613,430    $   2,327,155
                                                       =============    =============


               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------

LIABILITIES:

  General Partner Advances                             $       3,442    $          --
                                                       -------------    -------------

          Total liabilities                                    3,442               --

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST IN JOINT VENTURE                                --          569,158
                                                       -------------    -------------

PARTNERS' CAPITAL:
  General Partner-
     Contributed capital                                       1,000            1,000
     Distributions                                       (21,153,765)     (21,153,765)
     Accumulated earnings                                 21,555,264       21,592,266
                                                       -------------    -------------

                                                             402,499          439,501
                                                       -------------    -------------
  Limited Partners-
     Net contributed capital (237,339 units
        outstanding at December 31, 2000 and
        December 31, 1999)                               102,198,175      102,198,175
     Distributions                                      (182,130,796)    (182,130,796)
     Accumulated earnings                                 81,140,110       81,251,117
                                                       -------------    -------------

                                                           1,207,489        1,318,496
                                                       -------------    -------------

          Total liabilities and partners' capital      $   1,613,430    $   2,327,155
                                                       =============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                          For the Year Ended December 31,
                                                  -----------------------------------------------
                                                      2000              1999            1998
                                                  -------------    -------------    -------------
REVENUES                                          $          --    $          --    $  59,492,754

COSTS AND EXPENSES:
  Operating expenses                                         --               --       32,547,366
  Management fees and allocated
    overhead from Jones Intercable                           --               --        6,519,890
  Depreciation and amortization                              --               --       16,500,689
                                                  -------------    -------------    -------------

OPERATING INCOME                                             --               --        3,924,809
                                                  -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest expense                                       (3,243)          15,013       (7,031,582)
  Interest income                                        87,478          276,708               --
  Gain on sales of cable television systems                  --               --      248,449,739
  Other, net                                           (215,320)        (396,815)      (1,619,987)
                                                  -------------    -------------    -------------

      Total other income (expense), net                (131,085)        (105,094)     239,798,170
                                                  -------------    -------------    -------------

CONSOLIDATED NET INCOME (LOSS)                         (131,085)        (105,094)     243,722,979

MINORITY INTEREST IN
  CONSOLIDATED NET  INCOME (LOSS)                       (16,924)          25,706      (59,864,240)
                                                  -------------    -------------    -------------

NET INCOME (LOSS)                                 $    (148,009)   $     (79,388)   $ 183,858,739
                                                  =============    =============    =============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $     (37,002)   $     (19,847)   $  21,721,694
                                                  =============    =============    =============

  Limited Partners                                $    (111,007)   $     (59,541)   $ 162,137,045
                                                  =============    =============    =============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                $       (0.47)   $       (0.25)   $      683.15
                                                  =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS OUTSTANDING                 237,339          237,339          237,339
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

                           CABLE TV FUND 12-D, LTD.
                            (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            ------------------------------------------------------


                                               For the Year Ended December 31,
                                       -----------------------------------------------

                                            2000             1999             1998
                                       -------------    -------------    -------------
GENERAL PARTNER:
  Balance, beginning of year           $     439,501    $     459,348    $    (108,581)
  Distribution                                    --               --      (21,153,765)
  Net income (loss) for the year             (37,002)         (19,847)      21,721,694
                                       -------------    -------------    -------------

  Balance, end of year                 $     402,499    $     439,501    $     459,348
                                       =============    =============    =============


LIMITED PARTNERS:
  Balance, beginning of year           $   1,318,496    $   1,378,037    $ (20,175,212)
  Distribution                                    --               --     (140,583,796)
  Net income (loss) for the year            (111,007)         (59,541)     162,137,045
                                       -------------    -------------    -------------

  Balance, end of year                 $   1,207,489    $   1,318,496    $   1,378,037
                                       =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           CABLE TV FUND 12-D, LTD.
                           ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                For the Year Ended December 31,
                                                                        -----------------------------------------------
                                                                            2000              1999            1998
                                                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                     $    (148,009)   $     (79,388)   $ 183,858,739
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                            --               --       16,500,689
          Gain on sales of cable television systems                                --               --     (248,449,739)
          Minority interest in consolidated income (loss)                      16,924          (25,706)      59,864,240
          Decrease in trade receivables, net                                       --               --        4,456,904
          Decrease in deposits, prepaid expenses
            and deferred charges                                                   --               --        1,625,590
          Decrease in accounts payable and accrued liabilities
                and subscriber prepayments                                         --          (18,000)      (7,083,021)
          Transactions with affiliates                                      2,330,295       (2,376,604)              --
                                                                        -------------    -------------    -------------

          Net cash provided by (used in) operating activities               2,199,210       (2,499,698)      10,773,402
                                                                        -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                          --               --      (12,774,851)
  Proceeds from sales of cable television systems                                  --               --      361,168,467
                                                                        -------------    -------------    -------------

          Net cash provided by investing activities                                --               --      348,393,616
                                                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         --               --       12,236,298
  Repayment of debt                                                                --               --     (156,544,760)
  Distribution to limited partners                                                 --      (50,481,940)     (90,101,856)
  Distribution to general partner                                                  --               --      (21,153,765)
  Distribution to venture partners                                           (586,082)     (16,343,811)     (36,019,628)
                                                                        -------------    -------------    -------------

          Net cash used in financing activities                              (586,082)     (66,825,751)    (291,583,711)
                                                                        -------------    -------------    -------------

Increase (decrease) in cash                                                 1,613,128      (69,325,449)      67,583,307

Cash, beginning of year                                                           302       69,325,751        1,742,444
                                                                        -------------    -------------    -------------

Cash, end of year                                                       $   1,613,430    $         302    $  69,325,751
                                                                        =============    =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $       2,662    $          --    $   9,296,224
                                                                        =============    =============    =============

NON-CASH TRANSACTIONS:
  Accrued Distributions                                                 $          --    $          --    $  66,825,751
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

         Formation of Joint Venture
         --------------------------

         On March 17, 1986, Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Fund 12-D (collectively, the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems. The Venture owned the cable television systems serving Tampa, Florida (the "Tampa System"), Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System"). The Venture was liquidated in 2000, and therefore, the Partnership has no investment in the Venture at December 31, 2000.

         New General Partner
         -------------------

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Cable Television System Sales by the Venture
         --------------------------------------------

         On June 30, 1998, the Venture sold the Albuquerque System to a subsidiary of Jones Intercable. The sales price of the Albuquerque System was $222,963,267. This sales price represented the average of three separate independent appraisals of the fair market value of the Albuquerque System. Upon the sale of the Albuquerque System, the Venture repaid its outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium of $1,332,823 and, as permitted by an amendment to the Venture's credit facility, the Venture distributed $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds were used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership received $94,428,308, or 76 percent of the $125,000,000 distribution, which the Partnership distributed to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution was made to the limited partners in July 1998. Because the limited partners had already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Albuquerque System's sale were distributed 75 percent to the limited partners and 25 percent to Jones Intercable. The limited partners of the Partnership, as a group, received $90,101,856 and Jones Intercable received $4,326,452. Such distribution represented $380 for each $500 limited partnership interest, or $760 for each $1,000 invested in the Partnership.

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

         Jones Intercable purchased its general partner interest in Fund 12-D by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

         All profits and losses of Fund 12-D are allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by Fund 12-D of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Accounting Records
         ------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Fund 12-D's tax returns were also prepared on the accrual basis.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements historically include 100 percent of the accounts of Fund 12-D and those of the Venture reduced by the approximate 24 percent minority interest in the Venture. All inter-partnership accounts and transactions have been eliminated.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the Statements of Cash Flows, the Venture and the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Reclassifications
         -----------------

         Certain prior year amounts have been reclassified to conform with the 2000 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
         ----------------------------------------------------

         Management Fees, Distribution Ratios and Reimbursements
         -------------------------------------------------------

         Jones Intercable managed Fund 12-D and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after December 31, 1998. Management fees paid to Jones Intercable by the Venture were $2,974,638 during 1998, of which $2,247,041 was attributable to the Partnership.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to general partner. Any distributions other than interest income on limited partnership subscriptions earned prior to the acquisition of Fund 12-D's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows: first, to the limited partners in an amount which, together with all prior distributions, equaled the amount initially contributed by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the general partner.

         The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the general partner by the Partnership for administrative expenses were $139,013 in 2000. Reimbursements made to the general partner by the Venture for overhead and administrative expenses were $101,073 and $3,545,252 in 1999 and 1998, respectively, of which $76,350 and $2,678,083 were attributable to the Partnership in 1999 and 1998, respectively. Such charges were included in operating costs in the accompanying Consolidated Statements of Operations during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such charges were included in Other, net in the accompanying Consolidated Statements of Operations.

         The Partnership was charged interest during 2000 at an average rate of
7.74 percent on amounts due the general partner, which approximated the general partner's weighted average cost of borrowing. Total interest charged to the Partnership by the general partner in 2000 was $3,243, net of interest earned by the Partnership on amounts outstanding due from the general partner.

         Payments to/from Affiliates for Programming Services
         ----------------------------------------------------

         Prior to the sale of its cable television systems in 1998, the Venture received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

         Payments to Superaudio by the Venture totaled $90,778 in 1998, of which $68,574 was attributable to the Partnership. Payments to Knowledge TV, Inc. by the Venture totaled $97,965 in 1998, of which $74,003 was attributable to the Partnership. Payments to Great American Country, Inc., by the Venture totaled $91,227 in 1998, of which $68,913 was attributable to the Partnership.

         Prior to the sale of its cable television systems in 1998, the Venture received a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $193,110 in 1998, of which $145,875 was attributable to the Partnership.

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

(5)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and
--------------------------------------------------------------------------------
Palmdale Systems
----------------

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

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

         Plaintiffs allege that certain of them formed a plan to acquire up to
4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION
         -----------------------------------------

         Supplementary profit and loss information of the Venture is presented below:

                                               For the Year Ended December 31,
                                              ---------------------------------

                                               2000        1999        1998
                                              ------     -------    -----------

         Maintenance and repairs              $    -     $     -    $   394,740
                                              ======     =======    ===========

         Taxes, other than income
           and payroll taxes                  $    -     $     -    $   711,408
                                              ======     =======    ===========

         Advertising                          $    -     $     -    $ 1,260,705
                                              ======     =======    ===========

         Depreciation of property,
            plant and equipment               $    -     $     -    $14,207,696
                                              ======     =======    ===========

         Amortization of intangible assets    $    -     $     -    $ 2,292,993
                                              ======     =======    ===========

(7)  UNAUDITED SUPPLEMENTARY DATA
     ----------------------------

     Selected unaudited quarterly financial information is presented below:

                                                                                      2000
                                            -------------------------------------------------------------------------------------
                                                                     Three Months Ended                               Year Ended
                                            -------------------------------------------------------------------
                                               March 31,         June 30,        September 30,     December 31,      December 31,
                                            ------------       ----------       --------------     ------------      ------------
Revenues                                      $      --        $      --        $      --          $      --          $      --
Operating loss                                $      --        $      --        $      --          $      --          $      --
Minority interest in consolidated income      $      --        $  (8,058)       $  (8,866)         $      --          $ (16,924)
Net loss                                      $ (50,707)       $ (38,457)       $ (23,106)         $ (35,739)         $(148,009)
Net loss per limited partnership unit         $   (0.16)       $   (0.12)       $   (0.07)         $   (0.12)         $   (0.47)
Weighted average number of limited
     partnership units outstanding              237,339          237,339          237,339            237,339            237,339

                                                                                      1999
                                            -------------------------------------------------------------------------------------
                                                                     Three Months Ended                               Year Ended
                                            -------------------------------------------------------------------
                                               March 31,         June 30,        September 30,     December 31,      December 31,
                                            ------------       ----------       --------------     ------------      ------------
Revenues                                      $      --        $      --        $      --          $      --          $      --
Operating loss                                $      --        $      --        $      --          $      --          $      --
Minority interest in consolidated
     (income) loss                            $ 110,997        $ (80,311)       $  14,734          $ (19,714)         $  25,706
Net income (loss)                             $(342,830)       $ 248,064        $ (45,504)         $  60,882          $ (79,388)
Net income (loss) per limited
     partnership unit                         $   (1.43)       $    1.03        $   (0.19)         $    0.34          $   (0.25)
Weighted average number of limited
     partnership units outstanding              237,339          237,339          237,339            237,339            237,339

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

     Ralph J. Roberts is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a Director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts is Vice Chairman of the General Partner's Board of Directors. Mr. Roberts served as President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a Director of Sural Corporation. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He also is a Director of The Bank of New York. Mr. Roberts is a son of Ralph J. Roberts.
He is 41 years old.

     Lawrence S. Smith is Executive Vice President and a Director of the General Partner. Mr. Smith served as an Executive Vice President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 53 years old.

     Stanley L. Wang is Executive Vice President and Secretary and a Director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Secretary and General Counsel of Comcast Corporation for more than five years. He is 60 years old.

     John R. Alchin is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 52 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner and of Comcast Corporation. He is 45 years old.

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


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

     As of December 31, 2000, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

     The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the year ended December 31, 2000, such reimbursements made by the Partnership totaled $139,013. The Venture made no such reimbursements in 2000.

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

                                 CABLE TV FUND 12-D, LTD.,
                                 a Colorado limited partnership
                                 By:  Comcast Cable Communications, Inc.,
                                      a Delaware corporation,
                                      its general partner


                                 By:  /s/ Brian L. Roberts
                                      --------------------
                                      Brian L. Roberts
Dated: March 28, 2001                 Vice Chairman; Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Ralph J. Roberts
                                      --------------------
                                      Ralph J. Roberts
Dated: March 28, 2001                 Chairman; Director


                                 By:  /s/ Brian L. Roberts
                                      --------------------
                                      Brian L. Roberts
                                      Vice Chairman; Director
Dated: March 28, 2001                 (Principal Executive Officer)


                                 By:  /s/ Lawrence S. Smith
                                      ---------------------
                                      Lawrence S. Smith
Dated: March 28, 2001                 Executive Vice President; Director


                                 By:  /s/ Stanley L. Wang
                                      -------------------
                                      Stanley L. Wang
Dated: March 28, 2001                 Executive Vice President; Secretary;
                                      Director


                                 By:  /s/ John R. Alchin
                                      ------------------
                                      John R. Alchin
                                      Executive Vice President; Treasurer
Dated: March 28, 2001                 (Principal Financial Officer)


                                 By:  /s/ Lawrence J. Salva
                                      ---------------------
                                      Lawrence J. Salva
                                      Senior Vice President
Dated: March 28, 2001                 (Principal Accounting Officer)