Form 10-Q
period 2001-03-31
CABLE TV FUND 12-D LTD
filed 2001-05-15
CIK 789292

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended

                                 MARCH 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        -----------------  -----------------

                         Commission File Number 0-14206

                            CABLE TV FUND 12-D, LTD.
                Exact name of registrant as specified in charter

         Colorado                                           # 84-1010423
----------------------------                         --------------------------
  State of organization                                I.R.S. employer I.D. #

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
-------------------------------------------------------------------------------
                      Address of principal executive office

                                 (215) 665-1700
-------------------------------------------------------------------------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                     No
                         ------                    -------

                                                    CABLE TV FUND 12-D, LTD.
                                                    (A Limited Partnership)

                                              CONDENSED CONSOLIDATED BALANCE SHEET
                                                          (Unaudited)

                                                                                         March 31,              December 31,
                                        ASSETS                                             2001                    2000
                                        ------                                        ----------------        ----------------
Cash                                                                                       $1,593,310              $1,613,430
                                                                                      ----------------        ----------------

                                                                                           $1,593,310              $1,613,430
                                                                                      ================        ================


                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Advances from affiliates.....................................................               $3,398                  $3,442
                                                                                      ----------------        ----------------

         Total liabilities......................................................                3,398                   3,442
                                                                                      ----------------        ----------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital........................................................                1,000                   1,000
     Distributions..............................................................          (21,153,765)            (21,153,765)
     Accumulated earnings.......................................................           21,550,245              21,555,264
                                                                                      ----------------        ----------------

                                                                                              397,480                 402,499
                                                                                      ----------------        ----------------

Limited Partners-
   Net contributed capital (237,339 units outstanding
     at March 31, 2001 and December 31, 2000)...................................          102,198,175             102,198,175
   Distributions................................................................         (182,130,796)           (182,130,796)
   Accumulated earnings.........................................................           81,125,053              81,140,110
                                                                                      ----------------        ----------------

                                                                                            1,192,432               1,207,489
                                                                                      ----------------        ----------------

                                                                                           $1,593,310              $1,613,430
                                                                                      ================        ================

                                   See notes to condensed consolidated financial statements.

                                                 CABLE TV FUND 12-D, LTD.
                                                 (A Limited Partnership)

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                         2001                  2000
                                                                                      ------------          ------------

OTHER (EXPENSE) INCOME:
   Interest income..............................................................          $24,183
   Minority interest in consolidated net loss...................................                                $16,419
   Other, net...................................................................          (44,259)              (67,126)
                                                                                      ------------          ------------

NET LOSS........................................................................         ($20,076)             ($50,707)
                                                                                      ============          ============

ALLOCATION OF NET LOSS:
   General Partner..............................................................          ($5,019)             ($12,677)
                                                                                      ============          ============

   Limited Partners.............................................................         ($15,057)             ($38,030)
                                                                                      ============          ============

NET LOSS PER LIMITED PARTNERSHIP UNIT...........................................           ($0.06)               ($0.16)
                                                                                      ------------          ------------


WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING ...............................................          237,339               237,339
                                                                                      ============          ============



                                See notes to condensed consolidated financial statements.

                                                 CABLE TV FUND 12-D, LTD.
                                                 (A Limited Partnership)

                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                  March 31,
                                                                                          2001                  2000
                                                                                      -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................          ($20,076)             ($50,707)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Minority interest in consolidated loss...................................                                 (16,419)
       Transactions with affiliates.............................................               (44)            2,393,979
                                                                                      -------------         -------------

         Net cash (used in) provided by operating activities....................           (20,120)            2,326,853
                                                                                      -------------         -------------

(Decrease) increase in cash.....................................................           (20,120)            2,326,853

Cash, beginning of period.......................................................         1,613,430                   302
                                                                                      -------------         -------------

Cash, end of period.............................................................        $1,593,310            $2,327,155
                                                                                      =============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................              $581          $
                                                                                      =============         =============


                                See notes to condensed consolidated financial statements.

                            CABLE TV FUND 12-D, LTD.
                             (A Limited Partnership)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The condensed consolidated balance sheet as of December 31, 2000 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Cable TV Fund 12-D, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December
31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

         The accompanying consolidated financial statements historically included 100 percent of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24 percent minority interest in the Venture. All interpartnership accounts and transactions were eliminated. The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at March 31, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such charges were included in other, net in the accompanying condensed consolidated statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three months ended ended March 31, 2001 were $36,678. Reimbursements made to the general partner by the Venture for administrative expenses for the three months ended March 31, 2000 were $52,920, of which $39,976 was attributed to the Partnership.

                            CABLE TV FUND 12-D, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



FINANCIAL CONDITION

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at March 31, 2001. The only asset of the Partnership at March 31, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Other expense of $44,259 incurred in the first quarter of 2001 by the Partnership related to various costs associated with the administration of the Partnership.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None.

b)       Reports on Form 8-K

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CABLE TV FUND 12-D, LTD.

                                   BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                         -------------------------------------
                                         General Partner


                                   By:   /S/ Lawrence J. Salva
                                         -------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President
                                         (Principal Accounting Officer)


Dated: May 15, 2001