Form 10-Q
period 2001-06-30
CABLE TV FUND 12-D LTD
filed 2001-08-14
CIK 789292

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended

                                  JUNE 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                         Commission File Number 0-14206

                            CABLE TV FUND 12-D, LTD.
                Exact name of registrant as specified in charter

       Colorado                                            # 84-1010423
---------------------------                        -----------------------------
  State of organization                                I.R.S. employer I.D. #

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                      Address of principal executive office

                                 (215) 665-1700
--------------------------------------------------------------------------------
                          Registrant's telephone number


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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (Unaudited)

                                                                                          June 30,              December 31,
                                        ASSETS                                              2001                    2000
                                        ------                                        ---------------         ---------------

Cash                                                                                       $1,551,391              $1,613,430
                                                                                      ---------------         ---------------

                                                                                           $1,551,391              $1,613,430
                                                                                      ===============         ===============


                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------

LIABILITIES:
   Advances from affiliates.....................................................              $46,905                  $3,442
                                                                                      ---------------         ---------------

         Total liabilities......................................................               46,905                   3,442
                                                                                      ---------------         ---------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital........................................................                1,000                   1,000
     Distributions..............................................................          (21,153,765)            (21,153,765)
     Accumulated earnings.......................................................           21,528,888              21,555,264
                                                                                      ---------------         ---------------

                                                                                              376,123                 402,499
                                                                                      ---------------         ---------------

Limited Partners-
   Net contributed capital (237,339 units outstanding
     at June 30, 2001 and December 31, 2000)....................................          102,198,175             102,198,175
   Distributions................................................................         (182,130,796)           (182,130,796)
   Accumulated earnings.........................................................           81,060,984              81,140,110
                                                                                      ---------------         ---------------

                                                                                            1,128,363               1,207,489
                                                                                      ---------------         ---------------

                                                                                           $1,551,391              $1,613,430
                                                                                      ===============         ===============

            See notes to condensed consolidated financial statements.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (Unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                    2001             2000            2001             2000
                                                                 ----------      -----------     -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income............................................      $19,113          $21,313         $43,296          $21,313
   Interest expense...........................................                        (1,309)                          (1,309)
   Other, net.................................................     (104,539)         (58,461)       (148,798)        (109,168)
                                                                 ----------      -----------     -----------      -----------

NET LOSS......................................................     ($85,426)        ($38,457)      ($105,502)        ($89,164)
                                                                 ==========      ===========     ===========      ===========

ALLOCATION OF NET LOSS:
   General Partner............................................     ($21,357)         ($9,614)       ($26,376)        ($22,291)
                                                                 ==========      ===========     ===========      ===========

   Limited Partners...........................................     ($64,069)        ($28,843)       ($79,126)        ($66,873)
                                                                 ==========      ===========     ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT.........................       ($0.27)          ($0.12)         ($0.33)          ($0.28)
                                                                 ----------      -----------     -----------      -----------


WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING .............................      237,339          237,339         237,339          237,339
                                                                 ==========      ===========     ===========      ===========

            See notes to condensed consolidated financial statements.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          2001                  2000
                                                                                       -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................         ($105,502)             ($89,164)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Transactions with affiliates.............................................            43,463             2,395,692
                                                                                       -----------          ------------

         Net cash (used in) provided by operating activities....................           (62,039)            2,306,528

Cash, beginning of period.......................................................         1,613,430                   302
                                                                                       -----------          ------------

Cash, end of period.............................................................        $1,551,391            $2,306,830
                                                                                       ===========          ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................              $581               $29,836
                                                                                       ===========          ============


            See notes to condensed consolidated financial statements.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1) The condensed consolidated balance sheet as of December 31, 2000 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statement of operations for the three and six months ended June 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Cable TV Fund 12-D, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of operating results for the full year.

         The accompanying consolidated financial statements historically included 100% of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24% minority interest in the Venture. All interpartnership accounts and transactions were eliminated. The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at June 30, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such charges were included in Other, net in the accompanying condensed consolidated statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and six month periods ended June 30, 2001 were $24,932 and $61,610, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and six month periods ended June 30, 2000 were $44,770 and $97,690, respectively, of which $33,819 and $73,795, respectively, was attributed to the Partnership.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

FINANCIAL CONDITION
-------------------

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at June 30, 2001. The only asset of the Partnership at June 30, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Interest income of $43,296 was earned during the first six months of 2001 on the cash balance on hand. Other expense of $148,798 incurred in the first six months of 2001 by the Partnership related to various costs associated with the administration of the Partnership.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Partnership is a nominal defendant in several cases consolidated under the caption City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051)(consolidated with 99-WM-1155, 99-WM-1702, 99-B-1508,
99-B-1604, 99-B-1751 and 99-B-1778). The plaintiffs in these cases are challenging the terms of, and the procedures of the limited partner votes approving, Jones Intercable's acquisitions of the cable television systems serving Albuquerque, New Mexico, Calvert County, Maryland and Palmdale and Littlerock, California formerly owned by the Partnership and/or other partnerships of which Jones Intercable was the general partner. Comcast Cable Communications, Inc. is the Partnership's current general partner as successor to Jones Intercable. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, defendant Comcast Cable Communications, Inc. filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion is scheduled for September 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

         The  Partnership  together with Jones  Intercable  and certain of Jones
Intercable's other managed partnerships are defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632) originally filed in July 1999. The plaintiffs filed their first amended complaint in January 2000. In that complaint the plaintiffs allege that certain of them formed a venture to acquire limited partnership interests in the partnerships and that plaintiffs were frustrated in this purpose by Jones
Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of the partnerships. Plaintiffs further allege that their failure to obtain the partnership lists prevented them from making tender offers for the partnerships' limited partnership interests causing them economic loss. In March 2000 the defendants demurred to the plaintiffs' first amended complaint and in May 2000 the trial court sustained the defendants' demurrers without leave to amend as to all but the one plaintiff that was a limited partner of any of the partnerships. The plaintiffs appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action and the trial court's judgment was reversed. The case will now proceed to discovery and trial.

Item 6. Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None.

b)       Reports on Form 8-K

              None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABLE TV FUND 12-D, LTD.

                                        BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                              ----------------------------------
                                              General Partner


                                        By:   /S/ Lawrence J. Salva
                                              ----------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
                                              (Principal Accounting Officer)


Dated: August 13, 2001