Form 10-Q
period 2001-09-30
CABLE TV FUND 12-D LTD
filed 2001-11-13
CIK 789292

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended

                               SEPTEMBER 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                         Commission File Number 0-14206

                            CABLE TV FUND 12-D, LTD.
                Exact name of registrant as specified in charter

          Colorado                                          # 84-1010423
------------------------------                     -----------------------------
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

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (Unaudited)

                                                                                September 30,            December 31,
                                        ASSETS                                      2001                    2000
                                        ------                                 ---------------         ---------------

Cash                                                                                $1,565,757              $1,613,430
                                                                               ---------------         ---------------

                                                                                    $1,565,757              $1,613,430
                                                                               ===============         ===============


                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------

LIABILITIES:
   Advances from affiliates..............................................              $77,559                  $3,442
                                                                               ---------------         ---------------

         Total liabilities...............................................               77,559                   3,442
                                                                               ---------------         ---------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital.................................................                1,000                   1,000
     Distributions.......................................................          (21,153,765)            (21,153,765)
     Accumulated earnings................................................           21,524,816              21,555,264
                                                                               ---------------         ---------------

                                                                                       372,051                 402,499
                                                                               ---------------         ---------------

Limited Partners-
   Net contributed capital (237,339 units outstanding
     at September 30, 2001 and December 31, 2000)........................          102,198,175             102,198,175
   Distributions.........................................................         (182,130,796)           (182,130,796)
   Accumulated earnings..................................................           81,048,768              81,140,110
                                                                               ---------------         ---------------

                                                                                     1,116,147               1,207,489
                                                                               ---------------         ---------------

                                                                                    $1,565,757              $1,613,430
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (Unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                    2001             2000            2001             2000
                                                                -----------      -----------     -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income............................................      $14,366          $22,237         $57,662          $43,550
   Interest expense...........................................                        (1,353)                          (2,662)
   Other, net.................................................      (30,654)         (43,990)       (179,452)        (153,158)
                                                                -----------      -----------     -----------      -----------

NET LOSS......................................................     ($16,288)        ($23,106)      ($121,790)       ($112,270)
                                                                ===========      ===========     ===========      ===========

ALLOCATION OF NET LOSS:
   General Partner............................................      ($4,072)         ($5,777)       ($30,448)        ($28,068)
                                                                ===========      ===========     ===========      ===========

   Limited Partners...........................................     ($12,216)        ($17,329)       ($91,342)        ($84,202)
                                                                ===========      ===========     ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT.........................       ($0.05)          ($0.07)         ($0.38)          ($0.35)
                                                                ===========      ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING .............................      237,339          237,339         237,339          237,339
                                                                ===========      ===========     ===========      ===========


            See notes to condensed consolidated financial statements.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          2001                  2000
                                                                                      ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................         ($121,790)            ($112,270)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Transactions with affiliates.............................................            74,117             2,428,485
                                                                                      ------------          ------------

         Net cash (used in) provided by operating activities....................           (47,673)            2,316,215

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to venture partners.............................................                                (569,158)
                                                                                      ------------          ------------

         Net cash used in financing activities..................................                                (569,158)
                                                                                      ------------          ------------

(Decrease) increase in cash.....................................................           (47,673)            1,747,057

Cash, beginning of period.......................................................         1,613,430                   302
                                                                                      ------------          ------------

Cash, end of period.............................................................        $1,565,757            $1,747,359
                                                                                      ============          ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................              $581               $31,145
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1) The condensed consolidated balance sheet as of December 31, 2000 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statement of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Cable TV Fund 12-D, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.

         The accompanying consolidated financial statements historically included 100% of the accounts of the Partnership and those of Cable TV Fund 12-BCD Venture (the "Venture") reduced by the 24% minority interest in the Venture. All interpartnership accounts and transactions were eliminated. The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at September 30, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such charges were included in Other, net in the accompanying condensed consolidated statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and nine month periods ended September 30, 2001 were $23,878 and $85,488, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and nine month periods ended September 30, 2000 were $42,787 and $140,477, respectively, of which $32,321 and $106,116, respectively, was attributed to the Partnership.

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

FINANCIAL CONDITION
-------------------

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at September 30, 2001. The only asset of the Partnership at September 30, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Interest income of $57,662 was earned during the first nine months of 2001 on the cash balance on hand. Other expense of $179,452 incurred in the first nine months of 2001 by the Partnership related to various costs associated with the administration of the Partnership.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Please refer to Part II - Item 1 of our June 30, 2001 Form 10-Q for a discussion of recent developments related to our legal proceedings.

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


Dated: November 13, 2001