Form 10-K405
period 2001-12-31
CABLE TV FUND 12-D LTD
filed 2002-03-29
CIK 789292

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

                         Commission file number: 0-14206

                            CABLE TV FUND 12-D, LTD.
             (Exact name of registrant as specified in its charter)

               Colorado                                  84-1010423
------------------------------------------   -----------------------------------
         State of organization                (IRS Employer Identification No.)

        c/o Comcast Corporation
          1500 Market Street,
      Philadelphia, PA 19102-2148                      (215) 665-1700
------------------------------------------   -----------------------------------
(Address of principal executive office           (Registrant's telephone no.
             and Zip Code)                          including area code)


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

           Yes  X                                        No
              ------                                       -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not Applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 12-D, LTD.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

Item 1     Business..........................................................  1
Item 2     Properties........................................................  1
Item 3     Legal Proceedings.................................................  1
Item 4     Submission of Matters to a Vote of Security Holders...............  3

                                     PART II
Item 5     Market for the Registrant's Common Stock and Related Security
           Holder Matters....................................................  3
Item 6     Selected Financial Data...........................................  3
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  4
Item 8     Financial Statements..............................................  4
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 15

                                    PART III
Item 10    Directors and Executive Officers of the Registrant................ 15
Item 11    Executive Compensation............................................ 15
Item 12    Security Ownership of Certain Beneficial Owners and Managers...... 15
Item 13    Certain Relationships and Related Transactions.................... 16
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K... 16
SIGNATURES................................................................... 17

     This Annual Report on Form 10-K is for the year ending December 31, 2001. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
ITEM 1.   BUSINESS

     The Partnership. Cable TV Fund 12-D, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast Cable Communications, Inc., a Delaware corporation, is the General Partner of the Partnership (the "General Partner"). Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Cable TV Fund 12-C, Ltd. ("Fund 12-C") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-B and Fund 12-C formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 76% interest, Fund 12-B owns a 9% interest and Fund 12-C owns a 15% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership does not own any cable television systems. The Partnership owns a 76% interest in the Venture. The Venture no longer owns any cable television systems.

     General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.   PROPERTIES

     As of December 31, 2001, neither the Partnership nor the Venture owned any cable television systems.


ITEM 3.   LEGAL PROCEEDINGS

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and Palmdale Systems

In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1155) (the "City Partnership" case) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd.,

Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632).

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case is now proceeding to discovery and a trial is set for October 2002.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2001, the number of equity security holders in the Partnership was 16,380.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                  For the Year Ended December 31,
                                         --------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd. (1)                2001            2000           1999               1998                1997
----------------------------             ----------      ----------     ----------         ----------          ----------
Revenues................................    $              $              $                $59,492,754         $82,675,018
Depreciation and Amortization...........                                                    16,500,689          21,837,251
Operating Income .......................                                                     3,924,809           6,129,688
Minority Interest in Consolidated.......
   (Income) Loss .......................                    (16,924)        25,706         (59,864,240)          1,173,555
Net (Loss) Income.......................     (154,833)     (148,009)       (79,388)        183,858,739 (2)      (3,624,693)
Net (Loss) Income per Limited...........
  Partnership Unit......................         (.49)         (.47)          (.25)             683.15 (2)          (15.12)
Weighted Average Number of Limited
   Partnership Units Outstanding........      237,339       237,339        237,339             237,339             237,339
General Partner's Capital (Deficit).....      363,791       402,499        439,501             459,348            (108,581)
Limited Partners' Capital (Deficit).....    1,091,364     1,207,489      1,318,496           1,378,037         (20,175,212)
Total Assets............................    1,465,097     1,613,430      2,327,155          69,325,751         124,269,504
Debt....................................                                                                       144,308,462
General Partner Advances................        9,942         3,442

(1) For all periods prior to the Venture's liquidation in 2000, the above financial information historically represents the consolidated operations of Cable TV Fund 12-D, Ltd., including Cable TV Fund 12-BCD Venture (the "Venture"), in which Cable TV Fund 12-D, Ltd. has a 76 percent equity interest.

(2) Net income resulted primarily from the sales of the Albuquerque System and the Palmdale System by the Venture in June 1998 and December 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

Cable TV Fund 12-D, Ltd.
     The Venture was liquidated in 2000 and therefore, the Partnership has no investment in the Venture at December 31, 2001. The only asset of the Partnership at December 31, 2001 was its cash on hand of approximately $1,465,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership and the Venture will not be dissolved until after all pending litigation relating to the Partnership and the Venture has been resolved and terminated.

     Taking  into   account  all   distributions   that  have  been  made,   the
Partnership's limited partners have received $767 for each $500 limited partnership interest, or $1,534 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Venture was liquidated in 2000 and the Partnership conducted no operations in 2001 or 2000; therefore, a discussion of results of operations would not be meaningful. Administrative and other expense, net incurred by the Partnership of $222,346 in 2001 and $215,320 in 2000 primarily related to various costs associated with the administration of the Partnership. Interest income incurred in 2001 and 2000 of $67,513 and $87,478, respectively, was earned on the cash balance on hand. Prior to its liquidation, the Venture earned interest income of $69,191 in 2000 on its cash balance on hand and its cash was distributed to its Venture partners. Other expense incurred by the Venture of $381,802 in 1999 primarily related to various costs associated with the administration of the Venture. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.


ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 follow.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Partners of Cable TV Fund 12-D, Ltd.:

     We have audited the accompanying consolidated balance sheet of CABLE TV FUND 12-D, LTD. (a Colorado limited partnership) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable TV Fund 12-D, Ltd. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN, LLP

Denver, Colorado,
March 26, 2002.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED BALANCE SHEET


                                                                                    December 31,
                                ASSETS                                      2001                    2000
                                ------                                 ---------------         ---------------

Cash                                                                        $1,465,097              $1,613,430
                                                                       ---------------         ---------------

       Total assets..................................................       $1,465,097              $1,613,430
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------


LIABILITIES:
   Advances from affiliates..........................................           $9,942                  $3,442
                                                                       ---------------         ---------------

       Total liabilities.............................................            9,942                   3,442
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital...............................................            1,000                   1,000
   Distributions.....................................................      (21,153,765)            (21,153,765)
   Accumulated earnings..............................................       21,516,556              21,555,264
                                                                       ---------------         ---------------

                                                                               363,791                 402,499
                                                                       ---------------         ---------------

Limited Partners-
   Net contributed capital (237,339 units outstanding
     at December 31, 2001 and 2000)..................................      102,198,175             102,198,175
   Distributions.....................................................     (182,130,796)           (182,130,796)
   Accumulated earnings..............................................       81,023,985              81,140,110
                                                                       ---------------         ---------------

                                                                             1,091,364               1,207,489
                                                                       ---------------         ---------------

       Total liabilities and partners' capital.......................       $1,465,097              $1,613,430
                                                                       ===============         ===============


See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              -------------     -------------    -------------
INCOME (EXPENSE):
   Interest expense.........................................       $                  ($3,243)         $15,013
   Interest income..........................................         67,513            87,478          276,708
   Administrative expenses and other, net...................       (222,346)         (215,320)        (396,815)
                                                              -------------     -------------    -------------
                                                                   (154,833)         (131,085)        (105,094)
                                                              -------------     -------------    -------------

CONSOLIDATED NET LOSS.......................................       (154,833)         (131,085)        (105,094)

MINORITY INTEREST IN CONSOLIDATED
   NET (LOSS) INCOME........................................                          (16,924)          25,706
                                                              -------------     -------------    -------------

NET LOSS....................................................      ($154,833)        ($148,009)        ($79,388)
                                                              =============     =============    =============

ALLOCATION OF NET LOSS:
   General Partner..........................................       ($38,708)         ($37,002)        ($19,847)
                                                              =============     =============    =============

   Limited Partners.........................................      ($116,125)        ($111,007)        ($59,541)
                                                              =============     =============    =============

NET LOSS PER LIMITED PARTNERSHIP UNIT.......................         ($0.49)           ($0.47)          ($0.25)
                                                              =============     =============    =============

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING........................................        237,339           237,339          237,339
                                                              =============     =============    =============

See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              -------------     -------------    -------------
GENERAL PARTNER:
     Balance, beginning of year.............................       $402,499          $439,501         $459,348
     Net loss...............................................        (38,708)          (37,002)         (19,847)
                                                              -------------     -------------    -------------

     Balance, end of year...................................       $363,791          $402,499         $439,501
                                                              =============     =============    =============


LIMITED PARTNERS:
     Balance, beginning of year.............................     $1,207,489        $1,318,496       $1,378,037
     Net loss...............................................       (116,125)         (111,007)         (59,541)
                                                              -------------     -------------    -------------

     Balance, end of year...................................     $1,091,364        $1,207,489       $1,318,496
                                                              =============     =============    =============


See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         For the Year Ended December 31,
                                                                    2001              2000              1999
                                                                -------------     -------------    --------------
OPERATING ACTIVITIES:
   Net loss...................................................      ($154,833)        ($148,009)         ($79,388)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Minority interest in consolidated income (loss)........                           16,924           (25,706)
       Decrease in accounts payable and accrued liabilities
         and subscriber payments..............................                                            (18,000)
       Transactions with affiliates...........................          6,500         2,330,295        (2,376,604)
                                                                -------------     -------------    --------------

         Net cash (used in) provided by operating activities..       (148,333)        2,199,210        (2,499,698)
                                                                -------------     -------------    --------------

FINANCING ACTIVITIES:
   Distribution to limited partners...........................                                        (50,481,940)
   Distribution to venture partners...........................                         (586,082)      (16,343,811)
                                                                -------------     -------------    --------------

         Net cash used in financing activities................                         (586,082)      (66,825,751)
                                                                -------------     -------------    --------------

(Decrease) increase in cash...................................       (148,333)        1,613,128       (69,325,449)

Cash, beginning of year.......................................      1,613,430               302        69,325,751
                                                                -------------     -------------    --------------

Cash, end of year.............................................     $1,465,097        $1,613,430              $302
                                                                =============     =============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid..............................................           $581            $2,662       $
                                                                =============     =============    ==============


See notes to consolidated financial statements.

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

         Formation of Joint Venture
         On March 17, 1986, Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Fund 12-D (collectively, the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems. The Venture owned the cable television systems serving Tampa, Florida (the "Tampa System"), Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System"). Prior to 1999, the Venture sold all of its cable television systems. The Venture was liquidated in 2000, and therefore, the Partnership has no investment in the Venture at December 31, 2001.

         General Partner
         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc.
         continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Contributed Capital
         The capitalization of the Partnership is set forth in the accompanying Consolidated Statement of Partners' Capital. No limited partner is obligated to make any additional contributions to partnership capital.

         Jones  Intercable   purchased  its  general  partner  interest  in  the
         Partnership by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

         All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Taking into account all distributions that have been made to the Partnership from those sales, the Partnership's limited partners have received $767 for each $500 limited partner interest, or $1,534 for each $1,000 limited partner interest.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting
         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Fund 12-D's tax returns were also prepared on the accrual basis.

         Management's Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation
         The accompanying consolidated financial statements historically include 100 percent of the accounts of Fund 12-D and those of the Venture reduced by the approximate 24 percent minority interest in the Venture. All inter-partnership accounts and transactions have been eliminated.

         Cash and Cash Equivalents
         For purposes of the Statement of Cash Flows, the Venture and the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Distribution Ratios and Reimbursements
         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to General Partner. Any distributions other than interest income on limited partnership subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows: first, to the limited partners in an amount which, together with all prior distributions, equaled the amount initially contributed by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the General Partner.

         The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the General Partner by the Partnership for administrative expenses were $109,366 and $139,013 in 2001 and 2000, respectively. Reimbursements made to the General Partner by the Venture for overhead and administrative expenses were $101,073 in 1999, of which $76,350 was attributable to the Partnership. Such charges were included in operating costs in the accompanying Consolidated Statement of Operations during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such charges were included in Administrative expenses and other, net in the accompanying Consolidated Statement of Operations.

(4)      INCOME TAXES

         Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

         The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable income or loss are subject to examination by federal and state taxing authorities. If such

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

(5)      COMMITMENTS AND CONTINGENCIES

         Litigation   Challenging   Jones   Intercable's   Acquisitions  of  the
         Albuquerque and Palmdale Systems

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1155) (the "City Partnership" case) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs
         v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

         Litigation Relating to Limited Partnership List Requests

         In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632).

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

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case is now proceeding to discovery and a trial is set for October 2002.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)      UNAUDITED SUPPLEMENTARY DATA

         Selected unaudited quarterly financial information is presented below:

                                             First          Second          Third         Fourth           Total
2001                                        Quarter         Quarter        Quarter        Quarter           Year
----                                      ------------    ------------   ------------   ------------    ------------
Minority interest in consolidated
   income.................................   $               $              $              $               $
Net loss..................................    (20,076)        (85,426)       (16,288)       (33,043)       (154,833)
Net loss per limited partnership unit.....       (.06)           (.27)          (.05)          (.11)           (.49)
Weighted average number of limited
   partnership units outstanding..........    237,339         237,339        237,339        237,339         237,339


                                             First          Second          Third         Fourth           Total
2000                                        Quarter         Quarter        Quarter        Quarter           Year
----                                      ------------    ------------   ------------   ------------    ------------
Minority interest in consolidated
   income.................................   $                ($8,058)       ($8,866)      $               ($16,924)
Net loss..................................    (50,707)        (38,457)       (23,106)       (35,739)       (148,009)
Net loss per limited partnership unit.....       (.16)           (.12)          (.07)          (.12)           (.47)
Weighted average number of limited
   partnership units outstanding..........    237,339         237,339        237,339        237,339         237,339

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2001 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Ralph J. Roberts has served as Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts has served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Manager of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He is also a Director of the Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 42 years old.

     Lawrence S. Smith has served as Executive Vice President and a Director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 54 years old.

      Stanley L. Wang has served as Executive Vice President - Law and Administration, Secretary and a Director of the General Partner since January 2000. Prior to that time, Mr. Wang served as a Senior Vice President and Secretary and a Director of the General Partner since April 1999. Mr. Wang was named Executive Vice President - Law and Administration of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Secretary and General Counsel of Comcast Corporation for more than five years. He is 61 years old.

      John R. Alchin has served as Executive Vice President and Treasurer of the General Partner since January 2000. Prior to that time, Mr. Alchin served as a Senior Vice President and Treasurer and a Director of the General Partner since April 1999. Mr. Alchin was named an Executive Vice President of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 53 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner. He is 45 years old.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     As of December 31, 2001, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the years ended December 31, 2001 and 2000, such reimbursements made by the Partnership totaled $109,366 and $139,013, respectively. Reimbursements made to the General Partner by the Venture for overhead and administrative expenses were $101,073 in 1999, of which $76,350 was attributable to the Partnership. The Venture made no such reimbursements in 2001 or 2000.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The  following  consolidated  financial  statements of ours are included in
     Part II, Item 8:

        Independent Auditors' Report..........................................5
        Consolidated Balance Sheet--December 31, 2001 and 2000................6
        Consolidated Statement of Operations--Years
        Ended December 31, 2001, 2000 and 1999................................7
        Consolidated Statement of Partners' Capital--
        Years Ended December 31, 2001, 2000 and 1999..........................8
        Consolidated Statement of Cash Flows--Years
        Ended December 31, 2001, 2000 and 1999................................9
        Notes to Consolidated Financial Statements...........................10

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

     None

(c)  Reports on Form 8-K:

     None

(d)  Exhibits filed herewith:

     4.1  Limited   Partnership   Agreement   for  Cable  TV  Fund  12-D,   Ltd.
          (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985).

     4.2 Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-d, Ltd. (Incorporated by reference from the Partnership's Annual Report on form 10-K for the fiscal year ended December 31, 1987).

     99.1 Arthur Andersen LLP Representations for Cable TV Fund 12-D, Ltd. dated as of March 26, 2002.

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

                                      CABLE TV FUND 12-D, LTD.,
                                      a Colorado limited partnership

                                      By:   Comcast Cable Communications, Inc.,
                                            a Delaware corporation, its
                                            general partner


                                      By:   /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
Dated: March 29, 2002                       Vice Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      By:   /s/ Ralph J. Roberts
                                            ------------------------------------
                                            Ralph J. Roberts
Dated: March 29, 2002                       Chairman; Director

                                      By:   /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
                                            Vice Chairman; Director
Dated: March 29, 2002                       (Principal Executive Officer)

                                      By:   /s/ Lawrence S. Smith
                                            ------------------------------------
                                            Lawrence S. Smith
Dated: March 29, 2002                       Executive Vice President; Director

                                      By:   /s/ Stanley L. Wang
                                            ------------------------------------
                                            Stanley L. Wang
                                            Executive Vice President; Secretary;
Dated: March 29, 2002                       Director

                                      By:   /s/ John R. Alchin
                                            ------------------------------------
                                            John R. Alchin
                                            Executive Vice President; Treasurer
Dated: March 29, 2002                       (Principal Financial Officer)

                                      By:   /s/ Lawrence J. Salva
                                            ------------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
Dated: March 29, 2002                       (Principal Accounting Officer)