Form 10-Q
period 2003-03-31
CABLE TV FUND 12-D LTD
filed 2003-05-14
CIK 789292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended

                                 MARCH 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                  to
                                        -----------------  -----------------

                         Commission File Number 0-14206

                            CABLE TV FUND 12-D, LTD.
                Exact name of registrant as specified in charter


         Colorado                                            84-1010423
----------------------------                          -----------------------
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


             Yes  X                                  No
                -----                                  ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

             Yes                                     No  X
                -----                                  ------

                                            CABLE TV FUND 12-D, LTD.
                                             (A Limited Partnership)

                                             CONDENSED BALANCE SHEET
                                                   (Unaudited)


                                                                          March 31,              December 31,
                                ASSETS                                      2003                     2002
                                                                       ---------------         ----------------
Cash...................................................................     $1,381,513               $1,378,404
                                                                       ---------------         ----------------

             Total assets..............................................     $1,381,513               $1,378,404
                                                                       ===============         ================


                   LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
     Advances from affiliates..........................................        $26,347                   $8,719
                                                                       ---------------         ----------------

             Total liabilities.........................................         26,347                    8,719
                                                                       ---------------         ----------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital...............................................          1,000                    1,000
     Distributions.....................................................    (21,153,765)             (21,153,765)
     Accumulated earnings..............................................     21,491,558               21,495,188
                                                                       ---------------         ----------------

                                                                               338,793                  342,423
                                                                       ---------------         ----------------

Limited Partners-
     Net contributed capital (237,339 units outstanding
         at March 31, 2003 and December 31, 2002)......................    102,198,175              102,198,175
     Distributions.....................................................   (182,130,796)            (182,130,796)
     Accumulated earnings..............................................     80,948,994               80,959,883
                                                                       ---------------         ----------------

                                                                             1,016,373                1,027,262
                                                                       ---------------         ----------------

             Total liabilities and partners' capital...................     $1,381,513               $1,378,404
                                                                       ===============         ================


See notes to condensed financial statements.

                                                 CABLE TV FUND 12-D, LTD.
                                                 (A Limited Partnership)

                                            CONDENSED STATEMENT OF OPERATIONS
                                                       (Unaudited)


                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                              2003                2002
                                                                                         -----------         -----------
OTHER INCOME (EXPENSE):
     Interest income.....................................................................     $3,109              $6,207
     Administrative expenses and other...................................................    (17,628)            (25,244)
                                                                                         -----------         -----------

NET LOSS.................................................................................   ($14,519)           ($19,037)
                                                                                         ===========         ===========

ALLOCATION OF NET LOSS:
     General Partner.....................................................................    ($3,630)            ($4,759)
                                                                                         ===========         ===========

     Limited Partners....................................................................   ($10,889)           ($14,278)
                                                                                         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT....................................................     ($0.05)             ($0.06)
                                                                                         ===========         ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING                                                           237,339             237,339
                                                                                         ===========         ===========


See notes to condensed financial statements.

                                                 CABLE TV FUND 12-D, LTD.
                                                 (A Limited Partnership)

                                            CONDENSED STATEMENT OF CASH FLOWS
                                                       (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                  March 31,
                                                                                          2003                  2002
                                                                                      ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.........................................................................    ($14,519)             ($19,037)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Increase in advances from affiliates.....................................      17,628                25,244
                                                                                      ------------          ------------

                  Net cash provided by operating activities...........................       3,109                 6,207

Cash, beginning of period.............................................................   1,378,404             1,465,097
                                                                                      ------------          ------------

Cash, end of period...................................................................  $1,381,513            $1,471,304
                                                                                      ============          ============

See notes to condensed financial statements.

                            CABLE TV FUND 12-D, LTD.
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



(1) The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of March 31, 2003 and the condensed statements of operations and of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended March 31, 2003 and 2002 were $618 and $19,611, respectively.

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

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. In September 2002, the court granted the plaintiffs' motion for class certification. A trial date has not yet been set by the court.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously. All amounts to be paid, if any, as a result of the litigation described above are the responsibility of the General Partner, subject to indemnification and other rights of the General Partner pursuant to the terms of the limited partnership agreements.

                            CABLE TV FUND 12-D, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The only asset of the Partnership at March 31, 2003 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS

         Administrative   expenses  and  other  in  the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

Item 4.  Controls and Procedures

         (a) Disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

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


                                    CABLE TV FUND 12-D, LTD.


                                    BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                          --------------------------------------
                                          General Partner


                                    By:   /s/ Lawrence J. Salva
                                          --------------------------------------
                                          Lawrence J. Salva
                                          Senior Vice President
                                          (Principal Accounting Officer)


Dated: May 14, 2003

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


Date: May 14, 2003



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


Date: May 14, 2003



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


Date: May 14, 2003



/s/ John R. Alchin
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer