Form 10-Q
period 2003-06-30
CABLE TV FUND 12-D LTD
filed 2003-08-06
CIK 789292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                  JUNE 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ___________

                         Commission File Number 0-14206

                            CABLE TV FUND 12-D, LTD.
                Exact name of registrant as specified in charter


          Colorado                                            84-1010423
-----------------------------                      -----------------------------
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

                                          CONDENSED BALANCE SHEET
                                          -----------------------
                                                (Unaudited)


                                ASSETS                                    June 30,              December 31,
                                ------                                      2003                    2002
                                                                       ---------------         ---------------

Cash...................................................................     $1,384,320              $1,378,404
                                                                       ---------------         ---------------

              Total assets.............................................     $1,384,320              $1,378,404
                                                                       ===============         ===============



                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
     Advances from affiliates..........................................        $60,695                  $8,719
                                                                       ---------------         ---------------

              Total liabilities........................................         60,695                   8,719
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital...............................................          1,000                   1,000
     Distributions.....................................................    (21,153,765)            (21,153,765)
     Accumulated earnings..............................................     21,483,673              21,495,188
                                                                       ---------------         ---------------

                                                                               330,908                 342,423
                                                                       ---------------         ---------------

Limited Partners-
     Net contributed capital (237,339 units outstanding
         at June 30, 2003 and December 31, 2002).......................    102,198,175             102,198,175
     Distributions.....................................................   (182,130,796)           (182,130,796)
     Accumulated earnings..............................................     80,925,338              80,959,883
                                                                       ---------------         ---------------

                                                                               992,717               1,027,262
                                                                       ---------------         ---------------

              Total liabilities and partners' capital..................     $1,384,320              $1,378,404
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


                                                       CABLE TV FUND 12-D, LTD.
                                                       ------------------------
                                                        (A Limited Partnership)

                                                   CONDENSED STATEMENT OF OPERATIONS
                                                   ---------------------------------
                                                              (Unaudited)


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                             2003             2002              2003             2002
                                                        --------------    -------------     -------------    -------------

OTHER INCOME (EXPENSE):
     Interest income....................................        $2,807           $5,647            $5,916          $11,854
     Administrative expenses and other..................       (34,348)         (36,458)          (51,976)         (61,702)
                                                        --------------    -------------     -------------    -------------

NET LOSS................................................      ($31,541)        ($30,811)         ($46,060)        ($49,848)
                                                        ==============    =============     =============    =============

ALLOCATION OF NET LOSS:
     General Partner....................................       ($7,885)         ($7,703)         ($11,515)        ($12,462)
                                                        ==============    =============     =============    =============

     Limited Partners...................................      ($23,656)        ($23,108)         ($34,545)        ($37,386)
                                                        ==============    =============     =============    =============

NET LOSS PER LIMITED
     PARTNERSHIP UNIT...................................        ($0.10)          ($0.10)           ($0.15)          ($0.16)
                                                        ==============    =============     =============    =============

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING......................       237,339          237,339           237,339          237,339
                                                        ==============    =============     =============    =============


See notes to condensed financial statements.


                                                   CABLE TV FUND 12-D, LTD.
                                                   ------------------------
                                                    (A Limited Partnership)

                                               CONDENSED STATEMENT OF CASH FLOWS
                                               ---------------------------------
                                                          (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,

                                                                                          2003                  2002
                                                                                      ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.........................................................................    ($46,060)             ($49,848)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Increase in advances from affiliates....................................      51,976                27,516
                                                                                      ------------          ------------

                  Net cash provided by (used in) operating activities.................       5,916               (22,332)

Cash, beginning of period.............................................................   1,378,404             1,465,097
                                                                                      ------------          ------------

Cash, end of period...................................................................  $1,384,320            $1,442,765
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

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)



(1) The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of June 30, 2003, the condensed statement of operations for the three and six months ended June 30, 2003 and 2002, and the condensed statement of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented have been made.

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

         The Partnership owns no properties. The Partnership has continued in existence because of pending litigation to which the Partnership is a party (see
Note 3).

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 were $618, $7,680, $1,236 and $27,291, respectively.

(3)      Commitments and Contingencies

Litigation Challenging Jones Intercable's Acquisitions of Certain Cable Systems

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12- BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1155) (the "City Partnership" case) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

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

         On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement. Because these are class and derivative actions, notice of the settlement was sent to the limited partners on August 5, 2003. The settlement must be approved by the court. The court has set a hearing for final approval of the settlement for September 24, 2003.

         If the settlement is approved by the court, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

         All amounts to be paid as a result of the litigation described above are the responsibility of the General Partner, subject to indemnification and other rights of the General Partner pursuant to the terms of the limited partnership agreements.
                                        5

                            CABLE TV FUND 12-D, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at June 30, 2003 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation to which the Partnership is a party described in Note 3 to our condensed financial statements.

RESULTS OF OPERATIONS
---------------------

         Administrative   expenses  and  other  in  the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

Item 4.  Controls and Procedures

         Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to Note 3 to our condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

          a) Exhibits

          31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated: August 6, 2003