Form 10-K
period 2003-12-31
CABLE TV FUND 12-D LTD
filed 2004-03-30
CIK 789292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition  period from  _____________ to _____________

                         Commission file number: 0-14206

                            CABLE TV FUND 12-D, LTD.
             (Exact name of registrant as specified in its charter)


               Colorado                                   84-1010423
-----------------------------------------     ----------------------------------
         State of organization                 (IRS Employer Identification No.)

        c/o Comcast Corporation
          1500 Market Street,
      Philadelphia, PA 19102-2148                       (215) 665-1700
-----------------------------------------     ----------------------------------
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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 12-D, LTD.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I
Item 1    Business............................................................ 1
Item 2    Properties.......................................................... 1
Item 3    Legal Proceedings................................................... 1
Item 4    Submission of Matters to a Vote of Security Holders................. 3

                                     PART II
Item 5    Market for the Registrant's Common Stock and Related Stockholder
          Matters............................................................. 3
Item 6    Selected Financial Data............................................. 3
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 3
Item 8    Financial Statements................................................ 4
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................15
Item 9A   Controls and Procedures.............................................15

                                    PART III
Item 10  Directors and Executive Officers of the Registrant...................15
Item 11  Executive Compensation...............................................16
Item 12  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................16
Item 13  Certain Relationships and Related Transactions.......................16
Item 14  Principal Accounting Fees and Services...............................16

                                     PART IV
Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K......17

SIGNATURES....................................................................18

This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.

ITEM 1.   BUSINESS

     The Partnership. Cable TV Fund 12-D, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast Cable Communications, LLC, a Delaware limited liability corporation, is the General Partner of the Partnership (the "General Partner"). Cable TV Fund 12-B, Ltd. ("Fund 12-B") and Cable TV Fund 12-C, Ltd. ("Fund 12-C") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-B and Fund 12-C formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owned a 76% interest, Fund 12-B owned a 9% interest and Fund 12-C owned a 15% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership and the Venture no longer own cable television systems. The Venture was liquidated in 2000 and, therefore, the Partnership had no investment in the Venture after this period. The Partnership currently conducts no operations and is expected to be dissolved when the remaining litigation against it is concluded.

     General Partner. On April 7, 1999, Comcast Holdings Corporation (formerly Comcast Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, LLC ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.   PROPERTIES

     As of December 31, 2003, neither the Partnership nor the Venture owned any cable television systems.


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

     On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

     If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

     All amounts to be paid as a result of the settlement described above are the responsibility of the General Partner.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II.

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2003, the number of equity security holders in the Partnership was 16,370.

ITEM 6.   SELECTED FINANCIAL DATA


                                                               For the Year Ended December 31,
                                        -------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd. (1)                2003            2002            2001            2000             1999
----------------------------                ----            ----            ----            ----             ----
Minority Interest in Consolidated
     (Income) Loss......................  $               $              $                    ($16,924)        $25,706
Net Loss................................      (87,196)        (85,470)       (154,833)        (148,009)        (79,388)
Net Loss per Limited Partnership Unit...         (.28)           (.27)           (.49)            (.47)           (.25)
Weighted Average Number of Limited
     Partnership Units Outstanding......      237,339         237,339         237,339          237,339         237,339
General Partner's Capital...............      320,624         342,423         363,791          402,499         439,501
Limited Partners' Capital...............      961,865       1,027,262       1,091,364        1,207,489       1,318,496
Total Assets............................    1,291,845       1,378,404       1,465,097        1,613,430       2,327,155
General Partner Advances................        9,356           8,719           9,942            3,442

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

FINANCIAL CONDITION

     The only asset of the Partnership at December 31, 2003 was its cash on hand of approximately $1.3 million, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership and the Venture will not be dissolved until after all pending litigation relating to the Partnership and the Venture has been resolved and terminated. The Partnership may not have enough cash to reimburse the general partner for all administrative expenses incurred prior to the dissolution of the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement of the litigation against the Partnership are the responsibility of the General Partner (see Item 3 - Legal Proceedings).

     Taking into account all distributions that have been made at December 31, 2003, the Partnership's limited partners have received $767 for each $500 limited partnership interest, or $1,534 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Partnership conducted no operations in 2003, 2002 or 2001; therefore, a discussion of results of operations would not be meaningful. Administrative and other expense of $97,146, $107,014 and $222,346 incurred in 2003, 2002 and 2001,
respectively,   primarily   related  to  various  costs   associated   with  the
administration of the Partnership. Interest income of $9,950, $21,544 and $67,513 in 2003, 2002 and 2001, respectively, was earned on the cash balance on hand. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.

ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 follow.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Partners of Cable TV Fund 12-D, Ltd.:

     We have audited the accompanying consolidated balance sheet of Cable TV Fund 12-D, Ltd. (a Colorado limited partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of the General Partner, Comcast Cable Communications, LLC. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Cable TV Fund 12-D, Ltd. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 26, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Cable TV Fund 12-D, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 3, the administrative expenses of the Partnership are paid for by the General Partner and are reimbursed by the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 5 are the responsibility of the General Partner.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 29, 2004.

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

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED BALANCE SHEET



                                                                                    December 31,
                                ASSETS                                      2003                     2002
                                ------                                 ---------------         ----------------

Cash...................................................................     $1,291,845               $1,378,404
                                                                       ---------------         ----------------

              Total assets.............................................     $1,291,845               $1,378,404
                                                                       ===============         ================


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------


LIABILITIES:
     Advances from affiliates..........................................         $9,356                   $8,719
                                                                       ---------------         ----------------

              Total liabilities........................................          9,356                    8,719
                                                                       ---------------         ----------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital...............................................          1,000                    1,000
     Distributions.....................................................    (21,153,765)             (21,153,765)
     Accumulated earnings..............................................     21,473,389               21,495,188
                                                                       ---------------         ----------------

                                                                               320,624                  342,423
                                                                       ---------------         ----------------

Limited Partners-
     Net contributed capital (237,339 units outstanding
         at December 31, 2003 and 2002)................................    102,198,175              102,198,175
     Distributions.....................................................   (182,130,796)            (182,130,796)
     Accumulated earnings..............................................     80,894,486               80,959,883
                                                                       ---------------         ----------------

                                                                               961,865                1,027,262
                                                                       ---------------         ----------------

              Total liabilities and partners' capital..................     $1,291,845               $1,378,404
                                                                       ===============         ================


See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          Year Ended December 31,
                                                                  2003              2002              2001
                                                              -------------     -------------     -------------
INCOME (EXPENSE):
     Interest income..........................................       $9,950           $21,544           $67,513
     Administrative expenses and other........................      (97,146)         (107,014)         (222,346)
                                                              -------------     -------------     -------------

NET LOSS......................................................     ($87,196)         ($85,470)        ($154,833)
                                                              =============     =============     =============


ALLOCATION OF NET LOSS:
     General Partner..........................................     ($21,799)         ($21,368)         ($38,708)
                                                              =============     =============     =============

     Limited Partners.........................................     ($65,397)         ($64,102)        ($116,125)
                                                              =============     =============     =============

NET LOSS PER LIMITED PARTNERSHIP UNIT.........................       ($0.28)           ($0.27)           ($0.49)
                                                              =============     =============     =============

WEIGHTED AVERAGE NUMBER
     OF LIMITED PARTNERSHIP
     UNITS OUTSTANDING........................................      237,339           237,339           237,339
                                                              =============     =============     =============


See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL



                                                                          Year Ended December 31,
                                                                  2003              2002              2001
                                                              -------------     -------------     -------------
GENERAL PARTNER:
     Balance, beginning of year...............................     $342,423          $363,791          $402,499
     Net loss.................................................      (21,799)          (21,368)          (38,708)
                                                              -------------     -------------     -------------

     Balance, end of year.....................................     $320,624          $342,423          $363,791
                                                              =============     =============     =============


LIMITED PARTNERS:
     Balance, beginning of year...............................   $1,027,262        $1,091,364        $1,207,489
     Net loss.................................................      (65,397)          (64,102)         (116,125)
                                                              -------------     -------------     -------------


     Balance, end of year.....................................     $961,865        $1,027,262        $1,091,364
                                                              =============     =============     =============


See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                         For the Year Ended December 31,
                                                                    2003              2002              2001
                                                                -------------     -------------     -------------
OPERATING ACTIVITIES:
     Net loss...................................................     ($87,196)         ($85,470)        ($154,833)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Increase (decrease) in advances from affiliates...          637            (1,223)            6,500
                                                                -------------     -------------     -------------

              Net cash used in operating activities.............      (86,559)          (86,693)         (148,333)

Cash, beginning of year.........................................    1,378,404         1,465,097         1,613,430
                                                                -------------     -------------     -------------

Cash, end of year...............................................   $1,291,845        $1,378,404        $1,465,097
                                                                =============     =============     =============


See notes to consolidated financial statements.

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND PARTNERS' INTERESTS

     Formation and Business
     Cable TV Fund 12-D, Ltd. ("Fund 12-D" or the "Partnership"), a Colorado limited partnership, was formed on February 5, 1986, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). Fund 12-D was formed to acquire, construct, develop and operate cable television systems. The Partnership had no operations in the three years ended December 31, 2003 and is expected to be dissolved when the remaining litigation against it is concluded (see Note 5).

     General Partner
     On  April  7,  1999,   Comcast  Holdings   Corporation   (formerly  Comcast
     Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, LLC ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable.

     Contributed Capital
     The capitalization of the Partnership is set forth in the accompanying Balance Sheet and the Consolidated Statement of Partners' Capital. No limited partner is obligated to make any additional contributions to partnership capital.

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

     Taking into account all distributions that have been made at December 31, 2003, the Partnership's limited partners have received $767 for each $500 limited partner interest, or $1,534 for each $1,000 limited partner interest.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Fund 12-D's tax returns were also prepared on the accrual basis.

     Management's Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     All administrative expenses are paid for by the General Partner and are reimbursed by the Partnership. In addition, the Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel who provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the General Partner by the Partnership for these administrative expenses during the years ended December 31, 2003, 2002 and 2001 were $2,472, $50,175 and $109,366, respectively. Such charges were included in Administrative expenses and other in the accompanying Consolidated Statement of Operations.

     The Partnership may not have enough cash to reimburse the general partner for all administrative expenses incurred prior to the dissolution of the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 5 are the responsibility of the General Partner.

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

5.   COMMITMENTS AND CONTINGENCIES

     Litigation  Challenging  Jones  Intercable's   Acquisitions  Certain  Cable
     Systems

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin")

CABLE TV FUND 12-D, LTD.
------------------------
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

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

     On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

     If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

     All amounts to be paid as a result of the settlement described above are the responsibility of the General Partner.

6.   UNAUDITED SUPPLEMENTARY DATA

Selected unaudited quarterly financial information is presented below:

                                             First          Second          Third         Fourth           Total
2003                                        Quarter         Quarter        Quarter        Quarter          Year
----                                      -----------     -----------    -----------    -----------     -----------
Net loss..................................   ($14,519)       ($31,541)      ($18,331)      ($22,805)       ($87,196)
Net loss per limited partnership unit.....       (.05)           (.10)          (.06)          (.07)           (.28)
Weighted average number of limited
     partnership units outstanding........    237,339         237,339        237,339        237,339         237,339


                                             First          Second          Third         Fourth           Total
2002                                        Quarter         Quarter        Quarter        Quarter          Year
----                                      -----------     -----------    -----------    -----------     -----------
Net loss..................................   ($19,037)       ($30,811)      ($13,208)      ($22,414)       ($85,470)
Net loss per limited partnership unit.....       (.06)           (.10)          (.04)          (.07)           (.27)
Weighted average number of limited
     partnership units outstanding........    237,339         237,339        237,339        237,339         237,339

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A   CONTROLS AND PROCEDURES

     Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2003 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Brian L. Roberts was named Chairman of the General Partner's Board of Directors in November 2002. Mr. Roberts had served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a director of Comcast for more than five years. As of December 31, 2003, Mr. Roberts has sole voting power over approximately 33 1/3% of the combined voting power of Comcast Corporation's two classes of voting common stock. Mr. Roberts is the Chief Executive Officer of the General Partner and of Comcast Corporation. He is also a director of The Bank of New York Company, Inc. He is 44 years old.

     Lawrence S. Smith has served as Executive Vice President and a director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast for more than five years. Mr. Smith is the Co-Chief
Financial Officer of the General Partner and of Comcast Corporation. He is 56 years old.

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

     David L. Cohen joined Comcast in July 2002 as Executive Vice President. Prior to that time, he was Partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is a director of the General Partner. He is 48 years old.

     Arthur R. Block was named a director of the General Partner's Board of Directors in November 2002. Mr. Block has served as a Senior Vice President and General Counsel for Comcast since January 2000. Prior to January 2000, Mr. Block served as Vice President and Senior Deputy General Counsel of Comcast for more than five years. Mr. Block also was named Secretary of Comcast Corporation in November 2002. He is 49 years old.

     Lawrence J. Salva was named Controller of Comcast Corporation in November 2002. Mr. Salva joined Comcast in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President of the General Partner. He is 47 years old.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2003, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the years ended December 31, 2003, 2002 and 2001, such reimbursements totaled $2,472, $50,175 and $109,366, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Partnership is considered an inactive registrant under Rule 3-11 of Regulation S-X; therefore, audited financial statements for the year ended December 31, 2003 are not required. The Partnership's financial statements for the year ended December 31, 2003 have been audited on a voluntary basis and, as such, principal accounting fees and services information is not presented.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The  following  consolidated  financial  statements of ours are included in
     Part II, Item 8:

     Independent Auditors' Reports.......................................................................5
     Consolidated Balance Sheet--December 31, 2003 and 2002..............................................7
     Consolidated Statement of Operations--Years Ended December 31, 2003, 2002 and 2001..................8
     Consolidated Statement of Partners' Capital--Years Ended December 31, 2003, 2002 and 2001...........9
     Consolidated Statement of Cash Flows--Years Ended December 31, 2003, 2002 and 2001.................10
     Notes to Consolidated Financial Statements.........................................................11

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

     None.

(c)  Reports on Form 8-K:

     None.

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

     31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                               CABLE TV FUND 12-D, LTD.,
                               a Colorado limited partnership


                               By:   Comcast Cable Communications, LLC,
                                     a Delaware limited liability corporation,
                                     its General Partner


                               By:   /s/ Brian L. Roberts
                                     -------------------------------------------
                                     Brian L. Roberts
Dated: March 30, 2004                Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               By:   /s/ Brian L. Roberts
                                     -------------------------------------------
                                     Brian L. Roberts
                                     Chairman; Director
Dated: March 30, 2004                (Principal Executive Officer)

                               By:   /s/ Lawrence S. Smith
                                     -------------------------------------------
                                     Lawrence S. Smith
Dated: March 30, 2004                Executive Vice President; Director
                                     (Co-Principal Financial Officer)

                               By:   /s/ John R. Alchin
                                     -------------------------------------------
                                     John R. Alchin
                                     Executive Vice President; Treasurer
Dated: March 30, 2004                (Co-Principal Financial Officer)

                               By:   /s/ David L. Cohen
                                     -------------------------------------------
                                     David L. Cohen
Dated: March 30, 2004                Executive Vice President; Director

                               By:   /s/ Arthur R. Block
                                     -------------------------------------------
                                     Arthur R. Block
                                     Senior Vice President; General Counsel;
                                     Secretary
Dated: March 30, 2004                Director

                               By:   /s/ Lawrence J. Salva
                                     -------------------------------------------
                                     Lawrence J. Salva
                                     Senior Vice President and Controller
Dated: March 30, 2004                (Principal Accounting Officer)